Form 10-Q
period 1996-09-30
READING ENTERTAINMENT INC
filed 1996-11-14
CIK 1023993

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                -----------------

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............... to ...............

COMMISSION FILE NUMBER 1-649


                          READING ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                              23-2859312
      (State of incorporation)         (I.R.S. Employer Identification No.)

          ONE PENN SQUARE WEST
 30 SOUTH FIFTEENTH STREET, SUITE 1300
       PHILADELPHIA, PENNSYLVANIA                       19102-4813
(Address of principal executive offices)                (Zip Code)

REGISTRANT'S TELEPHONE NUMBER: 215-569-3344

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

  There were 7,449,364 shares of Common Stock outstanding as of November 8, 1996.

                                     INDEX


                       READING COMPANY* AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION                                            PAGE
-------------------------------                                            ----

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -- September 30, 1996
        (Unaudited) and December 31, 1995 ............................      3-4

        Condensed Consolidated Statements of Operations -- Three
        Months and Nine Months Ended September 30, 1996 and 1995
        (Unaudited)  .................................................        5

        Condensed Consolidated Statements of Cash Flows -- Nine Months
        Ended September 30, 1996 and 1995 (Unaudited) ................        6

        Notes to Condensed Consolidated Financial Statements
        (Unaudited)  .................................................     7-22

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................    23-26

PART II. - OTHER INFORMATION
----------------------------

Item 6. Exhibits and Reports on Form 8-K .............................       27

Signatures ...........................................................       28

* Reading Entertainment, Inc. became a successor registrant to Reading Company effective October 15, 1996.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

READING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)


-------------------------------------------------------------------------------
                                                   (Unaudited)
                                                  September 30,   December 31,
                                                      1996           1995*
-------------------------------------------------------------------------------
ASSETS

Current assets

Cash and cash equivalents                            $21,144        $44,189
Amounts receivable                                       612            711
Due from affiliate                                         0          1,040
Restricted cash                                        1,860            360
Inventories                                              151            112
Prepayments and other current assets                     312            498

-------------------------------------------------------------------------------
    Total current assets                              24,079         46,910
-------------------------------------------------------------------------------


Investment in Australian joint venture                13,192            640
Investment in Citadel                                  4,799              0
Deferred restructuring costs                           1,264              0
Restricted cash                                          714            362
Real estate held for sale or development               1,060          1,110
Property and equipment:
  Buildings                                              741            733
  Capitalized premises lease                             538            538
  Leasehold improvements                               5,633          5,095
  Equipment                                            4,119          3,787
  Construction-in-progress                               587            236
-------------------------------------------------------------------------------
                                                      11,618         10,389
  Less: Accumulated depreciation                       1,621          1,176
-------------------------------------------------------------------------------
                                                       9,997          9,213
Other assets                                             726          1,771
Intangible assets:
  Beneficial leases - net of accumulated
   amortization of $2,055 in 1996
   and $1,370 in 1995                                 14,853         15,538
  Cost in excess of assets acquired - net of
   accumulated amortization of $48 in 1996            11,577              0
-------------------------------------------------------------------------------
                                                      58,182         28,634
-------------------------------------------------------------------------------
                                                     $82,261        $75,544
===============================================================================

* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

READING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)


-------------------------------------------------------------------------------
                                                   (Unaudited)
                                                  September 30,   December 31,
                                                      1996           1995*
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Accounts payable                                    $ 2,107         $ 2,279
Accrued compensation                                    310             222
Accrued taxes and other                                 679             528
Film rent payable                                       395             299
Other liabilities                                       941             916
Note payable                                          1,500               0
-------------------------------------------------------------------------------
    Total current liabilities                         5,932           4,244
-------------------------------------------------------------------------------

Capitalized lease, less current portion                 518             521
Note payable                                            500               0
Other liabilities                                     2,047           2,067
-------------------------------------------------------------------------------
    Total long term liabilities                       3,065           2,588
-------------------------------------------------------------------------------

Commitments and contingencies (See Note 10)

Minority interest                                     2,101               0

Shareholders' equity
Preferred stock, par value $1.00 per share:
  Authorized -- 5,000,000 shares
Common stock, par value $.01 per share:
  Authorized -- 10,000,000 shares
  Issued 1996 -- 8,677 shares; 1995 -- 11,530
   shares                                                 1               1
Class A common stock, par value $.01 per share:
  Authorized -- 15,000,000 shares
  Issued 1996 -- 5,148,014 shares; 1995 --
   5,145,161 shares                                      51              51
Other capital                                        57,773          56,257
Retained earnings                                    15,931          15,035
Foreign currency translation adjustment                  30             (10)
Class A common stock in treasury, at cost:
  1996 -- 183,517 shares; 1995 -- 183,397            (2,623)         (2,622)

-------------------------------------------------------------------------------
    Total shareholders' equity                       71,163          68,712
-------------------------------------------------------------------------------
                                                    $82,261         $75,544
===============================================================================



* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

READING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                    Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
-------------------------------------------------------------------------------
                                     1996       1995       1996        1995
-------------------------------------------------------------------------------
REVENUES:
Theater:
 Admissions                           $3,562     $3,524    $ 9,119     $ 8,161
 Concessions                           1,226      1,366      3,290       3,076
 Advertising and other                   206        189        594         483
Real estate                               68         67        211         203
Interest and dividends                   394        684      1,470       1,787
Equity in earnings of affiliate           41          0      1,475           0
Other                                  1,139      1,479      1,163       1,969
-------------------------------------------------------------------------------
                                       6,636      7,309     17,322      15,679
-------------------------------------------------------------------------------
EXPENSES:
Theater costs                          3,548      3,347      9,660       8,277
Theater concession costs                 241        212        588         505
Depreciation and amortization            443        341      1,215       1,021
General and administrative               842      1,018      2,863       3,009
Equity loss from Australian joint
 venture                                  68        289        375         289
Interest expense                          33          0         98           0
-------------------------------------------------------------------------------
                                       5,175      5,207     14,799      13,101
-------------------------------------------------------------------------------
Income before income taxes and
 minority interest                     1,461      2,102      2,523       2,578
Minority interest                         32          0         32           0
-------------------------------------------------------------------------------
Income before income taxes             1,429      2,102      2,491       2,578
Income tax provision                      57         37         79         192
-------------------------------------------------------------------------------
Net income                            $1,372     $2,065    $ 2,412     $ 2,386
===============================================================================
PER SHARE INFORMATION:
NET INCOME                            $ 0.28     $ 0.42    $  0.49     $  0.48
===============================================================================
Average shares outstanding         4,973,174  4,973,368  4,973,206   4,973,398
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

READING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                          Nine Months Ended
                                                            September 30,
-------------------------------------------------------------------------------
                                                            1996       1995
-------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                $  2,412    $ 2,386
Adjustments to reconcile net income to net cash provided
 from operating activities:
  Condemnation award                                             0     (1,146)
  Depreciation                                                 453        338
  Amortization                                                 762        683
  Deferred rent expense                                        130        124
  Deferred income tax expense                                    0        132
  Equity in earnings from affiliate                         (1,475)         0
  Equity loss from Australian theater developments             375          0
  Minority interest in net income of the Angelika               32          0
  Gain on sale of real estate                                  (43)         0
  Changes in operating assets and liabilities:
    Decrease in amounts receivable                              99         59
    Increase in inventories                                    (17)       (37)
    Decrease in prepayments and other current assets           195        213
    Increase in accounts payable and accrued expenses          177        127
    Increase (decrease) in film rent payable                    62       (107)
    Decrease in other liabilities                             (154)      (269)
    Other, net                                                  57        (27)
-------------------------------------------------------------------------------
 Net cash  provided from operating activities                3,065      2,476
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property and equipment                          (1,285)      (449)
Investment in Australian joint venture (See Note 5)        (12,888)         0
Purchase of Citadel common stock (See Note 4)               (3,325)         0
Reimbursement proceeds for the Angelika judgement (See
 Note 3)                                                     1,293          0
Purchase of the Angelika (See Note 3)                      (12,394)         0
Net proceeds from real estate joint venture investments          0        185
Decrease in restricted cash                                    148         60
Purchases of available-for-sale securities                       0       (511)
Sales and maturities of available-for-sale securities            0     36,295
Decrease in due from affiliate                               1,040          0
Net proceeds from sales of real estate                          91          0
-------------------------------------------------------------------------------
 Net cash (used for) provided from investing activities    (27,320)    35,580
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from minority partner for purchase of the
 Angelika                                                    2,069          0
Payments of deferred restructuring costs                      (604)         0
Payments of debt financing costs                              (254)         0
Purchase of treasury stock                                      (1)         0
-------------------------------------------------------------------------------
 Net cash used for financing activities                      1,210          0
-------------------------------------------------------------------------------

 (Decrease) increase in cash and cash equivalents          (23,045)    38,056
 Cash and cash equivalents at beginning of year             44,189      9,413
-------------------------------------------------------------------------------
 Cash and cash equivalents at end of period               $ 21,144    $47,469
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

NOTE 1 -- OWNERSHIP AND BASIS OF PRESENTATION

  In October 1996, the shareholders of Reading Company approved, among other things, a merger of Reading Company into a wholly owned subsidiary of Reading Entertainment, Inc. a newly formed Delaware corporation (collectively with its subsidiaries "Reading Entertainment"). As a result of the merger, shareholders of Reading Company became entitled to receive one share of Reading Entertainment Common Stock in exchange for each share of Reading Company Common Stock or Class A Common Stock. (See Note 14).

  Reading Company and its subsidiaries (the "Company") have operated motion picture exhibition theaters in leased locations in the Commonwealth of Puerto Rico since 1994. Such cinemas are currently operated under the name Cine Vista. On August 27, 1996, the Company acquired an 83.3% interest in the Angelika Film Center (the "Angelika"), a multiplex theater located in New York City. The Company's remaining real estate activities include the managed sale of certain of its real properties, the possible future development of certain center city Philadelphia properties and participation in two real estate joint ventures. In November 1995, the Company and Craig Corporation ("Craig"), currently the owner of a majority of the Company's capital stock, formed Reading International Cinemas LLC ("Reading International"), a limited liability company owned equally by the Company and Craig until October 15, 1996, which has initiated theater development activities in Australia. In October 1996, Reading Entertainment acquired ownership of 100% of Reading International in exchange for equity securities of Reading Entertainment, Inc. (See Note 14).

  The condensed consolidated financial statements of Company include the accounts of Reading Company and its majority-owned subsidiaries including the results of the Angelika subsequent to August 27, 1996, the effective date of the Angelika acquisition. Significant intercompany transactions and accounts have been eliminated. Certain amounts in previously issued financial statements have been reclassified to conform with current classifications.

  The financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS: For purposes of the Balance Sheet and Statement of Cash Flows, the Company considers all highly liquid investments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value, and consist principally of federal agency securities and short-term money market instruments.

  AVAILABLE-FOR-SALE SECURITIES: Management classifies government securities held by the Company with maturities in excess of three months at the time of purchase as available-for-sale as such investments together with

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

"Cash and cash equivalents" are expected to be used to fund expansion of theater operations, acquisition or other development activities.

  USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  INVENTORIES: Inventories are comprised of confection goods used in Cine Vista's and the Angelika's operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

  INCOME PER SHARE: Income per share (Common Stock and Class A Common Stock) is calculated by dividing net income (loss) by the aggregate of the weighted average shares outstanding during the period and the dilutive effect, if any, of common stock equivalents that are outstanding. There were 359,732 and 367,232 Class A Common shares issuable under stock option plans on September 30, 1996 and 1995, respectively. These options were anti-dilutive and were therefore excluded from the per share calculation.

  PROPERTY AND EQUIPMENT: Property and equipment is carried at cost. Depreciation of buildings, capitalized premises lease, leasehold improvements and equipment is recorded on a straight line basis over the estimated lives of the assets or, if the assets are leased, the remaining lease term (inclusive of options, if likely to be exercised), whichever is shorter. The estimated useful lives are generally as follows:

        Building and Improvements         40 years
        Equipment                       7-15 years
        Furniture and Fixtures             7 years
        Leasehold Improvements            20 years

  INTANGIBLE ASSETS: Intangible assets are comprised of beneficial theater leases used in Cine Vista's operations and cost in excess of net assets acquired in the acquisition of the Angelika.

  The amount of the Cine Vista purchase price ascribed to the beneficial leases was determined by an independent appraiser by computing the present value of the excess of market rental rates over the rental rates in effect under Cine Vista's leases at the time of the Company's acquisition of Cine Vista and allocating such amount as a component of the purchase price of Cine Vista. The beneficial leases are amortized on a straight-line basis over the remaining term of the underlying leases which approximates 17 years.

  Intangible assets are also comprised of the cost of the net Angelika assets acquired in excess of their fair value. The fair value of such assets was determined by an independent appraiser. The cost in excess of assets acquired is being amortized on a straight line basis over a period of 20 years.

  TRANSLATION OF NON-U.S. CURRENCY AMOUNTS: The financial statements and transactions of Reading International's (See Note 5) Australian operations are maintained in their functional currency (Australian dollars) and translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Assets and

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

liabilities are translated at exchange rates in effect at the balance sheet date and shareholders' equity is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as a separate component of shareholders' equity.

NOTE 3 -- ACQUISITIONS

  On August 27, 1996, the Company and Sutton Hill Associates ("Sutton Hill"), a partnership which is owned by James J. Cotter (the Company's Chairman) and another principal stockholder of Craig, acquired the Angelika, a multiplex theater located in New York City, which management believes to be the premier specialty theater in the United States. The purchase price of the Angelika was approximately $12,394,000 (subject to certain adjustments), inclusive of acquisition costs of approximately $529,000. The Company and Sutton Hill have formed a limited liability company, Angelika Film Centers LLC ("AFC"), to hold their interest in the Angelika. AFC acquired the Angelika assets with a combination of available cash, a fully collaterized promissory note issued to the sellers in the amount of $2,000,000 and credit in full satisfaction of a judgement encumbering the Angelika, with interest on such judgement at a rate of 9% per annum. The Company had acquired such judgement from a bank for $1,285,000 in November 1995. The short-term portion ($1,500,000) and the long-term portion ($500,000) of the promissory note and an escrow established in relation to this future obligation have been classified as "Note payable" and "Restricted cash", respectively, in the Condensed Consolidated Balance Sheet as of September 30, 1996.

  The Company contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%. The operating agreement of AFC provides that all depreciation and amortization (the "Special Deductions") will first be allocated to Sutton Hill until the aggregate amount of such Special Deductions equals Sutton Hill's initial investment. Thereafter, the Company will receive all Special Deductions until the relative ownership interests are equal to the initial ownership interests of the parties. Sutton Hill has agreed to subordinate its interest in AFC to the Company's interest in order to permit the Company to pledge AFC and its assets as collateral to secure borrowings by the Company. In addition, Sutton Hill has agreed that the Company will be entitled to receive up to 100% of the proceeds of borrowings by AFC, up to the amount of the Company's initial capital contribution to AFC.

  AFC is managed by City Cinemas, a New York motion picture exhibitor and an affiliate of Sutton Hill, pursuant to the terms of a management agreement (the "Management Agreement"). The Management Agreement provides for City Cinemas to manage the Angelika for a minimum annual fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined in the Management Agreement) over prespecified levels, provided however, that the maximum annual fee (minimum fee plus incentive fee) may not exceed 5% of the Angelika's annual revenues.

  The Company's 83.3% interest in the Angelika was accounted for using the purchase method and the Angelika's operating results since the acquisition on August 27, 1996 have been consolidated with the operating results of the Company. Sutton Hill's initial capital investment and share of the Angelika's net earnings for the period subsequent to the acquisition of Angelika have been recorded as "Minority interest" in the Condensed Consolidated Balance Sheet as of September 30, 1996.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

NOTE 4 -- INVESTMENTS

Citadel Holding Corporation
---------------------------

  On March 29, 1996, the Company purchased from Craig 1,564,473 shares of the common stock of Citadel Holding Corporation ("Citadel" and the "Citadel Common Stock", respectively) for an aggregate purchase price of $3,324,505, representing slightly less than $2.125 per share and ownership of approximately 26.1% of Citadel Common Stock. Upon acquisition of the Citadel Common Stock, the Company paid Craig with a five year unsecured, interest-bearing promissory note, which note was retired on July 29, 1996. The Company accounts for its investment in the Citadel Common Stock by the equity method. Citadel's net earnings for the three months ended September 30, 1996, were $197,000. Citadel's net earnings from the Company's date of acquisition, March 29, 1996, were $5,738,000, inclusive of a nonrecurring gain on the sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel. From the Company's date of acquisition, March 29, 1996, through September 30, 1996, Citadel's net income available to common stockholders was $5,659,000 of which the Company's share for the same period was $1,475,000 which amount is included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1996.

  The Company also acquired from Craig (for $50,000) a one year option (the "1996 Option") to acquire, at fair market value, as determined by an investment banker selected by the parties, 1,329,114 shares of the 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share, of Citadel (the "Citadel Preferred Stock") and an option to acquire, under certain circumstances, a warrant (the "Citadel Warrant") to acquire 666,000 shares of Citadel Common Stock at an exercise price of $3 per share. At the Company's 1996 Annual Meeting of Stockholders held on October 15, 1996, a transaction was approved whereby among other things, Reading Entertainment acquired the Citadel Preferred Stock in exchange for certain equity securities of Reading Entertainment, Inc. (providing Reading Entertainment with approximately 39.1% of the voting power of the outstanding capital stock of Citadel) and the 1996 Option and the Citadel Warrant were terminated (See Note 14).

Reading International Cinemas LLC
---------------------------------

  In November 1995, the Company and Craig formed Reading International to develop and operate multiplex cinemas in Australia and other markets. A wholly owned subsidiary of Reading International has retained the services of several executive employees in Australia who provide services with respect to such Australian operations on a full time or substantially full time basis. On September 30, 1996, Reading International was equally owned by the Company and Craig.

  On March 29, 1996, the Company and Craig entered into a capital funding agreement (the "Capital Funding Agreement") with respect to Reading International pursuant to which they agreed to increase the capital committed by the Company and Craig to Reading International from $10 million to approximately $103 million through a combination of cash contributions and secured capital funding undertakings. Under the terms of the Capital Funding Agreement, the Company and Craig each immediately contributed to Reading International $12,500,000 in cash, for an aggregate of $25,000,000. In addition, the Company and Craig had undertaken to contribute up to an additional $37,500,000 each, for an aggregate future commitment of $75,000,000 on an as needed basis. The commitments of the Company and Craig were secured by various assets of the two parties. At the Company's 1996 Annual Meeting of Stockholders held on October 15, 1996, a transaction was approved whereby, among other

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

things, Reading Entertainment acquired Craig's interest in Reading International in exchange for certain equity securities of Reading Entertainment, Inc. and the Capital Funding Agreement was terminated (See Note 14).

  The Company accounts for its investment in Reading International and its foreign subsidiaries by the equity method. Summarized financial information for Reading International as of September 30, 1996 is as follows:

          Cash and cash equivalents                           $15,304
          Other current assets                                  5,971
                                                              -------
            Total current assets                               21,275
          Property and developments                             8,536
          Other noncurrent assets                                 165
                                                              -------
            Total noncurrent assets                             8,701
                                                              -------
            Total assets                                      $29,976
                                                              =======

          Current liabilities                                   3,592
          Shareholders' equity                                 26,384
                                                              -------
          Total liabilities and shareholder's equity          $29,976
                                                              =======


  Reading International's net loss for the nine months ended September 30, 1996 was $751,000, consisting primarily of general and administrative expenses and development costs incurred with respect to its theater development activities. The Company's share of the loss from Reading International was $375,000, which is included in the Consolidated Statement of Operations for the nine months ended September 30, 1996.

  As of September 30, 1996, advances and contributions amounting to approximately $27,856,000 have been made to Reading International by Reading and Craig. Pursuant to a land purchase contract, Reading International is required to make an installment payment of $3,344,000 on December 20, 1996 which amount is included in current liabilities on Reading International's balance sheet at September 30, 1996.

  Management believes that the September 30, 1996 carrying amounts of the Citadel and Reading International investments approximate fair value.

NOTE 5 -- PRO FORMA INFORMATION

  Pro forma operating results reflecting the acquisition of the Angelika and of Citadel are set forth below for the nine months ended September 30, 1996 and 1995. For purposes of preparing the pro forma operating statements, both acquisitions were assumed to have been completed at the beginning of each period presented and certain adjustments have been made, including among other things, reductions in "Interest and dividend" income, the recording of depreciation and amortization, the recording of management fees and the recording of interest expense resulting from payment of the purchase prices.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

                             Nine Months Ended September 30, 1996
                   /(1)/      /(2)/       /(2)/
                                                                   Pro forma As
                  Reading             Angelika Film  Acquisition   Adjusted for
                  Company    Citadel     Center      Adjustments   Acquisitions
                ---------------------------------------------------------------
Revenues        $17,323        $53       $4,835        $(340)        $21,871

Net income      $ 2,412/(3)/   $53       $  353        $(553)        $ 2,265

Per Share:

Net income      $   .49                                              $   .46

(1) Reflects post-acquisition results of the Citadel and Angelika investments
(2) Reflects pre-acquisition results of the Citadel and Angelika investments
(3) Includes the Company's share of a nonrecurring gain on sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel.

                           Nine Months Ended September 30, 1995
                                                               Pro forma As
                Reading           Angelika Film  Acquisition   Adjusted for
                Company  Citadel     Center      Adjustments   Acquisitions
                -----------------------------------------------------------
Revenues        $15,679   $328       $5,898        $(418)        $21,487

Net income      $ 2,386   $328       $  472        $(914)        $ 2,272

Per Share:

Net income      $   .48                                          $   .46


NOTE 6 -- LEASES

  Cine Vista and the Angelika conduct all of their operations in leased premises. The leases relate to motion picture theaters with remaining terms of approximately 6.5 to 26 years with certain leases containing options to extend the leases for up to an additional 30 years. The minimum remaining lease term, inclusive of any renewal options, for any of Cine Vista's theaters and the Angelika theater is approximately 17 years and 12 years, respectively. Certain Cine Vista theater leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Performance under one Cine Vista lease has been guaranteed by the Company. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. With the exception of one capital lease, all leases are accounted for as operating leases. Cine Vista and the Angelika determine annual base rent expense by amortizing total minimum lease obligations on a straight-line basis over the lease terms.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

  Future minimum lease payments for Cine Vista and the Angelika, by year and in the aggregate, under noncancellable operating leases and the Cine Vista capital lease consist of the following at September 30:

                                                     CAPITAL    OPERATING
                                                      LEASE      LEASES
                                                     -------    ---------
       1997                                          $    95       1,749


       1998                                               95       1,787


       1999                                               95       1,919


       2000                                               95       1,904


       2001                                               95       1,904


       Thereafter                                      1,187      17,521
                                                     -------     -------
       Total net minimum lease payments                1,662     $26,784
                                                                 =======
       Less amount representing interest              (1,140)
                                                     -------
       Present value of net minimum lease payments
       under capital lease                           $   522
                                                     =======


  In June 1995, Cine Vista entered into a lease agreement for a new six-plex motion picture theater. The lease provides for a 20-year term with an average annual base rent of approximately $185,000 with options to extend the lease up to an additional 10 years. The lease also provides for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum and requires the payment of property taxes, insurance and other costs applicable to the property. The lease will be effective after completion of construction of the new theater. Cine Vista is responsible for certain construction costs of the theater which are presently estimated to total $1.5 million. Completion of construction and commencement of theater operations is scheduled to occur in early 1997.

  In September 1996, Cine Vista entered into a lease agreement with the landlord of an existing theater which provides for the replacement of six screens in two facilities with a new 10 screen facility. The lease provides for a 25-year term and an increase in annual base rent of approximately $32,000 with options to extend the lease up to an additional 10 years. Cine Vista will be responsible for all costs of the new facility, which costs are estimated to total approximately $5.4 million. The lease also provides for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum and requires the payment of property taxes, insurance and other costs applicable to the property. Completion of construction and commencement of theater operations is scheduled to occur in late 1997.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

NOTE 7 -- REAL ESTATE HELD FOR SALE OR DEVELOPMENT

  "Real estate held for sale or development" at September 30, 1996 is carried at the lower of cost or estimated net realizable value and is classified as a noncurrent asset due to the inherent difficulty in estimating the timing of future sales. The Company is exploring development and sale options for its center city Philadelphia properties which are adjacent to the Pennsylvania Convention Center site and is actively seeking buyers for its properties located outside center city Philadelphia.

NOTE 8 -- OTHER LIABILITIES

  Other liabilities consisted of the following:

                                                  September 30,   December 31,
                                                      1996            1995
                                                  -------------   ------------
  Reserve for guarantee obligations of SWS
   Industries, Inc. (See Note 10)                    $  406         $  406
  Obligations related to past railroad
   operations and environmental issues (See Note
   10)                                                1,248          1,251
  Cine Vista deferred purchase price                    557            707
  Minimum rent obligations                              370            247
  Other                                                 407            372
                                                     ------         ------
                                                      2,988          2,983
  Less estimated current portion                       (941)          (916)
                                                     ------         ------
                                                     $2,047         $2,067
                                                     ======         ======


NOTE 9 -- INCOME TAXES

  Effective December 31, 1981, after approval by its shareholders, the Company eliminated its accumulated deficit by a charge to "Other capital". This quasi-reorganization did not require the restatement of any assets or liabilities or any other modification of capital accounts. Tax benefits realized from the carryforwards of pre-quasi-reorganization losses have been included in the determination of net income and then reclassified from "Retained earnings" to "Other capital". Had such tax benefits been excluded from net income, the Company would have reported net income of $896,000 or $.18 per share and $1,396,000 or $.28 per share for the nine months ended September 30, 1996 and 1995, respectively.

  At December 31, 1995, net operating loss carryforwards totalled $162.7 million of which $123.1 million expires at the end of 1996 unless utilized prior thereto and $39.6 million will expire in various amounts between 1997 and 2009 unless utilized prior thereto.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

  Carryforwards and temporary differences which give rise to the deferred tax asset are as follows:

                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
  Net operating loss carryforwards               $ 53,989       $ 55,325
  Reserves                                          1,004          1,004
  Other, net                                          242            242
                                                 --------       --------
  Gross deferred asset                             55,235         56,571
  Valuation allowance                             (55,235)       (56,571)
                                                 --------       --------
  Net deferred asset                             $      0       $      0
                                                 ========       ========


  Based on an analysis of the likelihood of realizing the Company's gross deferred tax assets (taking into consideration applicable statutory carryforward periods), the Company concluded that under SFAS No. 109, a valuation allowance for the entire asset was necessary at September 30, 1996. As a result of the transactions approved by the shareholders on October 15, 1996 (See Note 14) and their related impact on the Company's future financial statements, the Company anticipates recording a material adjustment decreasing the valuation allowance thereby recognizing income from the reduction. The Company anticipates recording this adjustment in the fourth quarter of 1996.

  The Company is required to pay federal alternative minimum tax ("AMT"). AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Company recorded AMT expense of $57,000 and $60,000 in the nine months ended September 30, 1996 and 1995, respectively. The Company recorded $22,000 in state income tax expense in the current year quarter related to earnings from its wholly-owned subsidiary which purchased the 83.3% interest in the Angelika. Upon adoption of SFAS No. 109 in 1993, a deferred tax asset of $132,000 was recorded for the tax benefits which were determined by management to be more likely than not to be realized from the Company's net operating loss carryforwards. The Company recorded a $132,000 tax provision in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1995 related to the realization of such tax benefits in that period.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

SWS Industries, Inc.
--------------------

  The Company sold a subsidiary, SWS Industries, Inc. ("SWS"), in 1987. SWS subsequently filed for bankruptcy in 1988. Under the terms of the SWS sales agreement, the Company remained liable as guarantor on various performance bonds issued on behalf of SWS. The Company's liability under the performance bond guarantees has been reduced as the related contracts have been completed or settled. Completion activities will continue throughout 1996. Management believes the remaining reserve at September 30, 1996 is adequate for the remaining obligations of the Company.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

Cine Vista
----------

  A landlord of Cine Vista has alleged that Cine Vista underpaid rent by approximately $600,000 for the thirty-six month period ended June 30, 1996. Cine Vista is finalizing a settlement of this claim under which Cine Vista will pay approximately $130,000 and the former owner of Cine Vista will pay approximately $220,000 and agreed to pay higher rent subsequent to June 30, 1996. Provision for the settlement has been recorded in Cine Vista's financial results.

Historical Railroad Operations
------------------------------

  The Company is a defendant in various personal injury legal actions relating to its railroad operations prior to reorganization and has insurance coverage relating to such actions. In accordance with the provisions of a 1990 settlement agreement (the "Settlement Agreement") with its insurance carriers, the Company receives quarterly reimbursement for certain personal injury legal actions. At September 30, 1996, $124,000 was reimbursable to the Company for amounts expended in defense and settlement of such actions. This amount has been included in "Amounts receivable." Three participants in the insurance settlement are insolvent. Unreimbursed claims insured by these insolvent companies totaled $64,000 from 1992 through September 30, 1996. The Company believes that it may be entitled to reimbursement of such amounts from the other parties to the agreement and may request an arbitration hearing on such matters. Based upon the backlog of pending personal injury cases and the Company's experience in settling such cases, the Company has established a reserve of $148,000 reflecting the potential effect of such insolvencies on future insurance reimbursement if no recovery is received from either the insolvent carriers or the other parties to the Settlement Agreement. The reserve associated with such insolvencies may increase if additional claims are filed; however, the Company does not believe that such amount will be material.

Environmental
-------------

  The Company and a wholly-owned subsidiary, Reading Transportation Company ("RTC"), have each been advised by the Environmental Protection Agency ("EPA") that they are potentially responsible parties ("PRPs") under environmental laws including Federal Superfund legislation ("Superfund") for a site located in Douglassville, Pennsylvania. The EPA issued an Administrative Order under Superfund against 34 PRPs requiring, among other things, that the named parties be required to incinerate materials at the site pursuant to a June 30, 1989 Record of Decision ("ROD"). The ROD estimated that the incineration would cost approximately $53 million. Thirty-six PRPs were also named in a civil action brought by the United States Government which seeks to recover alleged costs incurred at the site by the United States of approximately $22 million. Reading and RTC have each been named in a third-party action instituted by the majority of the 36 PRPs sued by the United States. The actions instituted against the Company and approximately 300 PRPs seek to have the parties contribute to reimbursement for past costs and any costs associated with further remediation at the site.

  During 1994, based upon the Company's and counsel's evaluation of possible outcomes in the matter, the Company increased its "Provision for environmental matters" by $1,200,000. In September 1995, the federal district court judge who presided over Reading's reorganization ruled that all liability asserted against Reading relating to the site was discharged pursuant to the consummation order issued in conjunction with the Company's amended plan of reorganization on December 31, 1980. The United States Department of Justice and a named defendant in the above described Administrative Order have appealed the decision and the appeal was heard in July 1996. The judge's decision did not affect the potential liability of RTC for the site. RTC has no assets and therefore

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

cannot fund a settlement or judgement relating to this matter and the Company believes that the potential liability of RTC, if any, is not in excess of $300,000. Based upon the appeal and possible alternate attempts by the PRPs to obtain Reading's participation in funding for the site as well as the existence of the other environmental matters set forth below, the Company has not reduced its "Provision for environmental matters."

  The Company is a party to a consent decree relating to a Superfund site located on land owned by the Company. Apart from future operation and maintenance expenses ("O&M"), remediation is complete. During 1994, the Company paid approximately $106,000 as its estimated share of ten years of O&M and charged such amount to "Provisions for environmental matters" expense. The Company believes that the amounts expended to date will be adequate to fund O&M at the site. If additional amounts are required, such amounts would not be material.

  In 1991, the Company filed a lawsuit against the Southeastern Pennsylvania Transportation Authority ("SEPTA"), Conrail, the City of Philadelphia, and other parties which sought to recover costs expended by the Company in conjunction with the cleanup of polychlorinated biphenyls ("PCBs") in the Reading Terminal Train Shed and a portion of the viaduct south of Vine Street. In January 1996, the Company and several parties agreed to settle this litigation by providing for the Company to receive payments totalling $2.35 million which amount the Company anticipates receiving in 1996. The Company is presently finalizing a settlement agreement. The parties to the settlement also agreed to pay an amount ranging from 52% to 55% of certain future costs the Company may incur in cleaning environmental contamination on one of its other properties, the Viaduct, which the Company believes may be contaminated by PCBs resulting from former railroad operations on that property conducted by, or on behalf of, the Reading Railroad, Conrail, the City of Philadelphia or SEPTA. The Company has advised the Environmental Protection Agency of the potential contamination. The Company has not determined the scope and extent of any such PCB contamination. However, the Company has been advised by counsel that, given the lack of regulatory attention to the Viaduct in the twelve years which have elapsed since EPA was notified of the likelihood of contamination, it is unlikely that the Company will be required to decontaminate the Viaduct or incur costs related thereto.

  Prior to the Company's reorganization, the Company had extensive railroad and related operations. Such operations could have contributed to environmental contamination of properties now owned by the Company, previously sold or leased by the Company, or to which the Company, prior to its reorganization, sent waste. The ultimate extent of liabilities, if any, with respect to such matters, as well as the timing of cash disbursements, if any, cannot be determined. However, management is of the opinion that while the ultimate liability resulting from such matters could have a material effect upon the results of operations in a given year, they will not have a material adverse effect upon the Company's financial position or liquidity.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

  The following is an analysis of the Company's accrual for environmental claims:

          Balance at January 1, 1994                         $  336
          Provisions                                          1,306
          Payments                                             (133)
                                                             ------
          Balance at December 31, 1994                        1,509

          Provisions                                              0
          Payments                                             (248)
                                                             ------
          Balance at December 31, 1995                        1,261

          Provisions                                              0
          Payments                                               (3)
                                                             ------
          Balance at September 30, 1996                      $1,258
                                                             ======


Certain Shareholder Litigation
------------------------------

  In September 1996, an individual shareholder of the Company commenced a purported class action on behalf of the Company's minority shareholders owning Class A Common Stock (the "Shareholder Action"), entitled Walter Alphin v. Reading Company, et al., in the Philadelphia County Court of Common Pleas relating to the transactions which were approved by shareholders of the Company on October 15, 1996. (See Note 14). The complaint in the Shareholder Action (the "Complaint") named the Company, Craig, former directors of the Company Gerard P. Laheney and Ralph B. Perry III, and all of the current directors of the Company (other than Gregory R. Brundage) as defendants. The Complaint alleges, among other things, that (i) none of the directors of the Company are independent and each was appointed by James J. Cotter, Craig or those controlled by them; (ii) resignations of Messrs. Laheney and Perry from the Board of Directors of the Company, and of Edward L. Kane from the Board of Directors of Craig, were a sham designed to give the "appearance" that each is disinterested, and that, in reality, none of the defendants can exercise independent business judgement or protect the interests of the Company's minority shareholders; (iii) the Stock Transactions are "in violation of defendants' fiduciary duties owed" to the holders of the Class A Common Stock and "in violation of Pennsylvania law," in that the Stock Transactions lack a valid business purpose and are "designed and intended solely to minimize the interests of" the holders of the Class A Common Stock and "dilute their continued equity participation" in the Company, to the advantage of Craig, Citadel, and their controlling shareholders; (iv) the Board of Directors of the Company is unable to consider the transactions in a way that reflects the "intrinsic value" of the Class A Common Stock; (v) the defendants other than the Company have breached their fiduciary and other duties to the purported class in that they have not exercised independent business judgement, have acted to the detriment of the holders of the Class A Common Stock in order to benefit defendants, and have participated in a plan to dilute the interests of such shareholders for no proper business purpose, particularly in that the investment in the Stater Stock is inconsistent with the Company's identified business; (vi) the Company's Board of Directors had "gone through the motions" of appointing the Independent Committee of "purportedly independent directors";
(vii) the defendants have failed to disclose the "full extent of the future earnings potential" of the Company as well as the value of its assets and the assets to be transferred to it; and (viii) Craig will benefit unjustly by having its credit rating upgraded and its balance sheet bolstered. The Complaint seeks preliminary and permanent injunctive relief to prevent the consummation of the Stock Transactions or any similar transaction, rescission of the Stock Transactions if they are consummated, divestiture by the defendants of

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

assets and shares of the Company they may obtain as a result of the Stock Transactions, and unspecified damages and other relief. Management believes that the allegations of the Company are without merit and intends to vigorously defend itself against the Shareholders Action.

NOTE 11 -- RELATED PARTY TRANSACTIONS

  In 1994, 1995 and 1996, the Company's Board of Directors voted to waive the transfer restrictions imposed by the provisions of the Company's Class A Common Stock to the extent necessary to permit James J. Cotter, Chairman of the Board of Directors of the Company and Craig, to acquire additional shares of the Company's Class A Common Stock. The transfer provisions prohibit a party from acquiring more than 4.75% of the Company's outstanding capital stock without the permission of the Company's Board of Directors and are intended to assure the continuing availability of the Company's tax loss carryforwards by precluding a change in control which could limit the value of the carryforwards. These transfer restrictions were subsequently extended to January 1, 2003 after shareholder approval at the Company's 1996 Annual Meeting of Stockholders held on October 15, 1996. (See Note 14). Prior to granting the waiver of the restrictions, the Board of Directors had determined that acquisition of the shares by Mr. Cotter and Craig would not affect the continuing availability of the Company's tax loss carryforwards.

  The Company acquired the Angelika on August 27, 1996 (See Note 3). The theater is owned jointly by the Company and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based theater operator. City Cinemas (owned indirectly in equal parts by James J. Cotter, the Company's Chairman, and Mr. Michael Forman) will operate the theater pursuant to the Management Agreement. Mr. Cotter is a principal shareholder of Craig. Mr. Forman beneficially owns 16.4% of Craig's common stock. Robert F. Smerling, President of Cine Vista, also serves as President of City Cinemas.

  On March 29, 1996, the Company purchased from Craig 1,564,473 shares of Citadel Common Stock, the 1996 Option and the Citadel Warrant, provisions of which were reviewed, negotiated and approved by an independent committee comprised of outside directors not affiliated with Craig. Upon the acquisition of the Citadel Common Stock, the Company paid Craig with a five year unsecured, interest-bearing promissory note in the amount of $3,324,505, which note was retired on July 29, 1996. The 1996 Option and the portion of it relating to the Citadel Warrant were terminated as a result of certain transactions approved at the Company's 1996 Annual Meeting of Shareholders held on October 15, 1996 (See
Note 14). Citadel also, through its President and Chief Executive Officer, provides consulting services to, and is, in effect, the principal United States real estate advisor to the Company with respect to cinema development matters.

  In November 1995, the Company and Craig formed Reading International to develop and operate multiplex cinemas in Australia and other markets. On March 29, the Company and Craig entered into a Capital Funding Agreement pursuant to which each of the parties contributed $12,500,000 and pledged to contribute an additional $37,500,000 each to Reading International. The Company and Craig each pledged various assets as security for the additional capital commitments. At the Company's 1996 Annual Meeting of Stockholders held on October 15, 1996, a transaction was approved whereby, among other things, the Capital Funding agreement was terminated (See Note 14) and Reading Entertainment acquired ownership of 100% of Reading International in exchange for certain equity securities of Reading Entertainment, Inc.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

NOTE 12 -- LONG-TERM DEBT

  In December 1995, Cine Vista entered into a $15 million eight year revolving credit agreement (the "Credit Agreement") with a bank. Under terms of the Credit Agreement, Cine Vista may borrow up to $15 million to repay Cine Vista acquisition loans, which loans are payable to a wholly-owned subsidiary of the Company (the "Subsidiary Loans"), and fund certain new theater development expenditures (the "Development Expenditures"). During the initial 30 months of the eight-year term, Cine Vista may borrow and repay amounts outstanding under the Credit Agreement. Any amounts outstanding during the initial term would be payable in increasing quarterly installments over the balance of the loan term. At September 30, 1996, no amounts were outstanding under this agreement.

  As security for the loan, Cine Vista has pledged substantially all of its assets. In addition, the stock of Cine Vista's parent company has been pledged as security for the loan. In conjunction with the loan, the Company has also agreed to subordinate to the lender its right to payment of the Subsidiary Loans as well as certain other fees payable by Cine Vista to the Company under certain circumstances. In addition, the Company has agreed to contribute funds to Cine Vista in the event that estimated unpaid Development Expenditures exceed the amount of funds available to Cine Vista under the Credit Agreement.

  The provisions of the Credit Agreement require Cine Vista to maintain a minimal level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowings and capital expenditures. Borrowings under the Credit Agreement accrue interest at LIBOR (the London Interbank Offered Rate) plus 2.25%, the cost of Section 936 deposits (deposits held by lenders in Puerto Rico which are qualified under Section 936 of the Internal Revenue Code) to the lender (currently 5.43%) plus 2.25%, or the base rate plus 1/2 of 1%, at Cine Vista's election. In accordance with the provisions of the Credit Agreement, Cine Vista is required to pay a commitment fee on the unused commitment equal to 1/2 of 1%.

NOTE 13 -- OTHER INCOME

  In July 1996, the Company received $1,119,000 net of expenses in full settlement of its claim against TPI Enterprises, Inc. ("TPI"). The matter related to the Company's 1993 offer to acquire from TPI a partnership interest in a partnership which operates motion picture exhibition theaters. This amount was recorded as "Other" income in the Condensed Consolidated Statement of Operations for the three months ending September 30, 1996.

NOTE 14 -- SUBSEQUENT EVENTS

  On October 15, 1996, the Company held the 1996 Annual Meeting of Shareholders at which meeting two transactions were approved by shareholders. Both transactions were completed on October 15, 1996. The first transaction was a reorganization of the Company (the "Reorganization") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among the Company, Reading Entertainment, Inc., which was a newly formed, wholly-owned subsidiary of the Company, and Reading Merger Co., a Pennsylvania corporation ("Merger Co.") which was a newly formed, wholly-owned subsidiary of Reading Entertainment. Pursuant to the Reorganization, the Company merged with Merger Co. In the Reorganization, each outstanding share of the Company's Common Stock, par value $.01 per share and Class A Common Stock, par value $.01 per share, were converted into the right to receive one share of Reading Entertainment's Common Stock, par value $.001 per share (the "Reading Entertainment Common Stock"), and the outstanding shares of Merger Co. were converted into shares of Common Stock of the Company. As a result, the Company became a wholly-owned subsidiary of Reading Entertainment,

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

Inc., and the current shareholders of the Company became shareholders of Reading Entertainment. Among other changes in the rights of shareholders resulting from the Reorganization, the transfer restrictions on the Company's Class A Common Stock, which were scheduled to expire January 1, 1997, were extended with respect to the Reading Entertainment, Inc., Common Stock to January 1, 2003, in order to reduce the possibility that a change-in-control of Reading Entertainment will occur, which change could reduce the amount of net operating loss carryforwards available to offset taxable income.

  In addition, on October 15, 1996, pursuant to an Exchange Agreement, dated September 4, 1996 (the "Exchange Agreement"), Reading Entertainment, Inc., issued (i) 70,000 shares of Series A Voting Cumulative Convertible Preferred Stock, par value $.0001 per share (the "Series A Preferred Stock"), to Citadel Acquisition Corporation ("CAC"), and granted certain contractual rights to Citadel and CAC, for $7 million in cash and (ii) 550,000 shares of Series B Voting Cumulative Convertible Preferred Stock, par value $.001 per share (the "Series B Preferred Stock"), and 2,476,190 shares of Common Stock to Craig and its wholly owned subsidiary, Craig Management Inc. ("CMI") in exchange for certain assets owned by Craig and CMI. The assets acquired by Reading Entertainment from Craig and CMI consist of 693,650 shares of Series B Preferred Stock of Stater Bros. Holdings, Inc. (the "Stater Stock"), Craig's 50% membership interest in Reading International (thereby terminating the Capital Funding Agreement), of which an indirect wholly owned subsidiary of Reading Entertainment is the sole other member, and 1,329,114 shares of the 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share, of Citadel. Effective upon the closing of this transaction, the 1996 Option, including the portion of it relating to the Citadel Warrant (See Note 4), was terminated.

  The Series A Preferred Stock (i) bears a cumulative dividend of 6.5%, payable quarterly, and (ii) is convertible any time after 18 months of issuance (or earlier upon a change of control of Reading Entertainment) into shares of Reading Entertainment Common Stock at a conversion price of $11.50 per share. The Series B Convertible Stock (i) bears a cumulative dividend of 6.5%, payable quarterly, and (ii) is convertible, at any time after 18 months from issuance, into shares of Reading Entertainment Common Stock at a conversion price of $12.25 per share. Holders of the Series A and Series B Convertible Stock are entitled to 9.64 votes per share held on all matters brought to a vote of the shareholders of Reading Entertainment Inc. As a result of the exchange, Craig and Citadel own approximately 77.4% and 5%, respectively of the outstanding capital stock of Reading Entertainment, Inc.

  Also pursuant to the Exchange Agreement, Reading Entertainment, Citadel and CAC entered into an Asset Put and Registration Rights Agreement pursuant to which Citadel has the right (the "Asset Put Option"), exercisable at any time after October 15, 1996 and until 30 days after Reading Entertainment files its Annual Report on Form 10-K for the year ending December 31, 1999, to require Reading Entertainment to acquire substantially all of Citadel's assets, and assume related liabilities (such as mortgages), for shares of Reading Entertainment Common Stock. Reading Entertainment will not be obligated to acquire (i) the shares of Series A Preferred Stock or Reading Entertainment Common Stock held by CAC (or the capital stock of CAC), (ii) such amount of cash or marketable securities as Citadel determines to retain to provide necessary liquidity to Citadel, (iii) such other assets as the Board of Directors of Reading Entertainment determines are subject to liabilities reasonably likely to be in excess of the fair market value of such assets, (iv) assets acquired by Citadel subsequent to closing without Reading Entertainment's approval to the extent such acquired assets have a value in excess of $5 million or (v) any assets exceeding $30 million in aggregate value. In exchange for Citadel's assets on exercise of the Asset Put Option, Reading Entertainment will deliver to Citadel a number of shares of Reading Entertainment, Inc., Common Stock determined by dividing the value of the Citadel assets, as determined by appraisal, by a stated value of the Reading Common Stock.

READING COMPANY AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1996
(amounts in tables in thousands)

  Pursuant to the Exchange Agreement, Reading Entertainment agreed that immediately following its receipt of the Citadel Preferred Stock from Craig, it would deliver such shares to Citadel for an equal number of shares of a new series of Citadel preferred stock (the "New Preferred Stock"). Under the terms of the Citadel Preferred Stock, Citadel had the right, at any time after November 10, 1997, to redeem the Series A Preferred Stock in whole or in part, at a redemption price equal to the stated value ($3.95 per share), plus accrued and unpaid dividends, plus a premium equal to an accrual from November 4, 1994 on the stated value at a percentage per annum (the "Accrual Percentage") of 9% until November 10, 1998, decreasing 1% each year thereafter until the Accrual Percentage reaches zero. In addition, if, at the date a holder of shares of the Citadel Preferred Stock elected to convert the shares into Citadel Common Stock, the market price of the Citadel Common Stock was less than $3.00 per share, Citadel had the right to redeem such shares of Citadel Preferred Stock, at the same redemption price. Finally, if a change of control of Citadel occurred, each holder of Preferred Stock had the right to require redemption of the shares of the Citadel Preferred Stock held by him, also at the same redemption price.

  The terms of the Preferred Stock are substantially identical to the terms of the New Preferred Stock except that (i) the Accrual Percentage is 3% from and after the closing and (ii) except on a change of control of Citadel, the holders of the New Preferred Stock do not have the right to convert the New Preferred Stock into Common Stock during the one-year period commencing on the 15th day following the filing of Citadel's Annual Report on Form 10-K for the year ending December 31, 1996.

  Direct costs associated with the above transactions have been capitalized by the Company and are reflected as "Deferred restructuring costs" in the Condensed Consolidated Balance Sheet as of September 30, 1996. Also, the Company has agreed to reimburse Citadel for its out of pocket costs with respect to the transaction up to a maximum of $280,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

  Due to the nature of the Company's historical business activities, revenues and earnings have varied significantly reflecting the results of real estate and other asset sales as well as the amount and timing of development activities. In addition, Reading International is acquiring properties and entering into leases for sites in Australia which it will develop into motion picture theaters. Until the theaters have been constructed and are placed in operation, Reading International will have no material revenues and can be expected to generate losses. Accordingly, period-to-period comparisons of operating results are not anticipated to be indicative of future financial results. Theater operating results are seasonal and only include the results of the Angelika from the date of acquisition, August 27. Accordingly theater operating results included in the nine-month period ended September 30, 1996 may not be indicative of annual theater operating results.

  Revenues in the nine-month period ended September 30, 1996 increased $1,643,000 to $17,322,000 from $15,679,000 in the corresponding nine-month period last year. The increase was due in part to a $485,000 increase in theater revenues recorded by Cine Vista (which 4% increase resulted from higher box office revenues at existing theaters and the opening of a new 8-screen theater in late 1995), the inclusion of $808,000 in Angelika theater revenues subsequent to its acquisition and equity earnings of $1,475,000 from the Company's investment in Citadel. (See Note 4). The current period revenue increases were partially offset by a $317,000 decrease in "Interest and dividend" revenues and an $806,000 decrease in "Other" revenues. The decrease in "Interest and dividend" revenues was due to lower balances of investable funds due to the 1996 contributions to Reading International, the purchase of the Angelika and the purchase of the Citadel Common Stock.

  The $1,475,000 in "Equity in earnings of affiliate" reflects earnings from the Company's investment in Citadel, and include a nonrecurring gain on sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition, for financial statement purposes, of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel. (See Note 4). "Other" revenue in the nine month period ended September 30, 1996 includes $1,119,000 received net of expenses in full settlement of a claim against TPI (See Note
13). Revenues in the nine-month period last year included $1,146,000 received as a condemnation award, a $425,000 litigation settlement and $319,000 received in settlement of two claims relating to the Company's former railroad operations.

  "Theater costs", "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista and the Angelika's operations. These costs increased $1,674,000 from $9,789,000 in the nine months ending September 30, 1995 to $11,463,000 in this year's nine-month period due primarily to increased costs associated with higher revenues, the operating expenses associated with the addition of a new Cine Vista 8-screen theater in late 1995 and the inclusion of $583,000 of theater costs associated with the Angelika's operations subsequent to acquisition. Significant Cine Vista expense increases in the current nine-month period include a $119,000 increase in film rent (which expense remained constant as a percentage of box office revenues from the prior year), a $147,000 increase in contingent rent under facility leases, a nonrecurring provision of $130,000 in anticipation of the settlement of a landlord rental dispute (see Note 10), and increased operating, rent and depreciation expense as a result of the opening of the new 8-screen theater in late 1995. During the fourth quarter of 1996 the minimum wage was increased by approximately 15%. Since most of Cine Vista's theater employees are paid minimum wage, the increase will have a negative effect upon Cine Vista's operating results in future periods.

  "General and administrative" expenses in the current nine-month period remained relatively consistent with the prior year nine-month period.

  "Equity loss from investment in Australian joint venture" reflects the Company's 50% share of the initial general and administrative expenses in Australia and noncapitalized development expenditures relating to new theater site analysis and selection (See Note 5). Reading International's first theater in Australia is expected to open before the end of the 1996. However, Reading International anticipates continuing losses during the next six months until additional new theaters are developed and operations initiated. The investment in and operating results of Reading International have been reported under the equity method. On October 15, 1996, Reading Entertainment acquired, among other things, ownership of all of Reading International and will consolidate the results of Reading International with the results of the Company in future periods.(See Note 14).

  The Company recorded $98,000 of interest expense in the nine months ended September 30, 1996 related primarily to the $3,325,000 promissory note payable to Craig for the acquisition of the Citadel Common Stock, which note was retired on July 29, 1996.

  The Company recorded AMT expense of $57,000 and $60,000 in the nine months ended September 30, 1996 and 1995, respectively and recorded $22,000 in state income tax expense in the current year quarter related to earnings from its wholly-owned subsidiary which purchased the 83.3% interest in the Angelika. Upon adoption of SFAS No. 109 in 1993, a deferred tax asset of $132,000 was recorded for the tax benefits which were determined by management to be more likely than not to be realized from the Company's net operating loss carryforwards. The Company recorded a $132,000 tax provision in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1995 related to the realization of such tax benefits in that period.

  The Company recorded net income of $2,412,000 and $2,386,000 for the nine months ended September 30, 1996 and 1995, respectively.

  Revenues for the three months ended September 30, 1996 decreased $673,000 to $6,636,000 from $7,309,000 compared with the three months ended September 30, 1995. The decrease was due primarily to a decrease in revenues from Cine Vista of $883,000, a decrease in "Other revenues" of $340,000, a decrease of $290,000 in "Interest and dividend" revenues (which decrease was due to lower invested funds from the 1996 contributions to Reading International and the purchase of the Angelika). The decrease in revenues in the current nine-month period was offset somewhat by the inclusion of $808,000 in theater revenues from the Angelika subsequent to its acquisition. The decrease in "Other revenues" in the current three-month period was due to the inclusion in the prior year quarter of $1,146,000 in condemnation proceeds (discussed above), and $319,000 received in settlement of two claims relating to the Company's former railroad operations offset somewhat by the inclusion in the current year nine-month period of $1,119,000 from the Company's full settlement of its claim against TPI (See Note
13).

  "General and administrative" expense in the current three-month period remained relatively consistent with three-month period last year.

LIQUIDITY AND CAPITAL RESOURCES:

  The Company had sufficient funding available to meet its commitments as of September 30, 1996. However, the Company believed that there are significant expansion opportunities in the cinema exhibition business and, that if it is to fully exploit the opportunities for growth in the exhibition business, it needed to increase its capital base and simplify the corporate structures which it had found necessary to utilize in pursuing such opportunities. Accordingly, the Exchange Agreement approved by shareholders on October 15, 1996 (see Note 14) was developed to achieve the goals of significantly increasing the Company's capital base while simultaneously simplifying its corporate structure. Pursuant to its terms, Reading Entertainment received 693,650 shares of Series B Preferred Stock of Stater Bros. Holdings, Inc. with a stated value of $69,365,000, Craig's 50% membership interest in Reading International (increasing the Company's ownership to 100% of Reading International and thereby terminating the Capital Funding Agreement), 1,329,114 shares of the Citadel Preferred Stock (stated value of $3.95 per share or a total of $5,250,000) and $7,000,000 in cash. In payment for the assets, the Company issued common and preferred stock to Craig and Citadel. It is believed by the Company that the non-cash assets may be hypothecated or sold in order to significantly increase the Company's base of liquid funds for investment in the cinema exhibition business.

  In November 1995, the Company and Craig formed Reading International in order to make available additional capital and liquidity to develop other theater opportunities in Australia. Reading International, through a 75% owned joint venture subsidiary, is scheduled to open its first theater in the fourth quarter of 1996 and is actively seeking other properties to develop in Australia. In addition to the theater to be opened in the fourth quarter of 1996, Reading International has acquired two sites and has made deposits for several other real property purchases or leases. In March 1996, pursuant to the terms of the Capital Funding Agreement (which was subsequently terminated in October 1996), the Company and Craig each contributed to Reading International $12,500,000 in cash.

  Cine Vista has three new theaters under development (including a 10 screen development which will replace an existing six-plex now operated by Cine Vista) and is seeking additional theater sites in Puerto Rico. Cine Vista entered into a revolving credit agreement in December 1995 (the "Credit Agreement"). In accordance with the terms of the Credit Agreement, Cine Vista may borrow up to $15,000,000 to repay certain loans payable to a wholly-owned subsidiary of the Company and fund certain new theater development expenditures (See Note 12). No amounts are presently outstanding under the Credit Agreement. The Company may use funds available under the Credit Agreement to fund its other theater development activities provided adequate funding remains available under the Credit Agreement to fund certain Cine Vista development projects.

  On March 29, 1996, the Company purchased from Craig 1,564,473 shares of Citadel Common Stock for an aggregate purchase price of $3,324,505 (See Note 4). Upon acquisition of the Citadel Common Stock, the Company paid Craig with a five year unsecured, interest-bearing promissory note, which note was repaid together with accrued interest in July 1996. The Company also acquired from Craig (for $50,000) a one year option to acquire, at fair market value, as determined by an investment banker selected by the parties, 1,329,114 shares of the 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share, of Citadel (the "1996 Option"), and an option to acquire under certain circumstances, a warrant to acquire 666,000 shares of Citadel Common Stock (the "Citadel Warrant"). At the Company's 1996 Annual Meeting of Stockholders held on October 15, 1996, a transaction was approved by shareholders, whereby, among other things, the 1996 Option and the portion of it relating to the Citadel Warrant were terminated (See Note 14).

  In January 1996, the Company and the other parties agreed to settle litigation whereby the Company sought to recover certain environmental cleanup costs previously expended by the Company on properties it formerly owned. The agreement provides for the Company to receive payments totalling $2.35 million to recover these costs, which amount the Company anticipates receiving in 1996. The Company is presently finalizing a settlement agreement. The parties to the settlement also agreed to pay an amount ranging from 52% to 55% of certain future costs, if any, the Company may incur in cleaning environmental contamination on the Viaduct (See Note 10).

  Prior to the Company's 1981 reorganization, the Company had extensive railroad and related operations. Such operations may have contributed to environmental contamination of properties now owned by the Company, previously sold by the Company, or to which the Company, prior to its reorganization, sent waste. The ultimate extent of liabilities, if any, with respect to such matters, as well as the timing of cash disbursements, if any, cannot be determined. However, management is of the opinion, based on the information currently known, that while the ultimate liability resulting from such matters could have a material effect upon the results of operations in a given year, they will not have a material adverse effect upon the Company's financial position or liquidity.

  "Cash and cash equivalents" decreased $23,045,000 from $44,189,000 at December 31, 1995 to $21,144,000 at September 30, 1996, due primarily to $12,888,000 in capital contributions to Reading International (See Note 4), $11,101,000 used to purchase the Angelika (an additional $1,293,000 was expended in 1995 in conjunction with the acquisition) and $3,325,000 used to purchase the Citadel Common Stock. While not necessarily indicative of cash flows determined under generally accepted accounting principles, Cine Vista's operating cash flow (income before depreciation and amortization) totaled $1,726,000 in the nine month period ended September 30, 1996 versus $2,295,000 in the prior year nine month period. Cine Vista's operating cash flow for the current nine-month period includes a nonrecurring $130,000 charge for additional rent expense recorded as a result of the settlement with a landlord. (See Note
10). After consideration of the 16.7% minority interest, the Company's share of the Angelika's operating cash flow (income before depreciation and amortization and interest) totaled $230,000 from August 27 through September 30, 1996. In addition to the theater operating cash flow noted above, other significant sources of liquid funds during this period included "Interest and dividends" revenue of $1,470,000, a decrease in due from affiliate of $1,040,000 (related to the payment by Craig of amounts advanced by the Company on Craig's behalf for Reading International), and $1,119,000 received net of expenses in full settlement of the Company's claim against TPI (See Note 13).

  In addition to the funds used in the current nine-month period for Reading International contributions, the purchase of the Angelika and the purchase of the Citadel Common Stock, principal uses of liquid funds also included approximately $1,285,000 used to purchase property, plant and equipment for Cine Vista's operations.

  Principal sources of liquid funds in the prior year nine-month period included $2,295,000 from Cine Vista's operating cash flow, $1,787,000 in "Interest and dividends" revenue, a decrease in "Prepaid and other current assets" of $213,000 and $1,890,000 received in "Other revenues" as described above. In addition to operating expenses, the principal uses of liquid funds for the nine months ended September 30, 1995, included $449,000 used to purchase property, plant and equipment for Cine Vista's operations, and a decrease in "Other liabilities" of $269,000.

                          PART II - OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

  In September 1996, an individual shareholder of Reading Company (the "Company") commenced a purported class action on behalf of the Company's minority shareholders owning Class A Common Stock (the "Shareholder Action"), entitled Walter Alphin v. Reading Company, et al., in the Philadelphia County Court of Common Pleas relating to the transactions which were approved by shareholders of the Company on October 15, 1996. (See Note 14). The complaint in the Shareholder Action (the "Complaint") named the Company, Craig Corporation ("Craig"), former directors of the Company Gerard P. Laheney and Ralph B. Perry III, and all of the current directors of the Company (other than Gregory R. Brundage) as defendants. The Complaint alleges, among other things, that (i) none of the directors of the Company are independent and each was appointed by James J. Cotter, Craig or those controlled by them; (ii) resignations of Messrs. Laheney and Perry from the Board of Directors of the Company, and of Edward L. Kane from the Board of Directors of Craig, were a sham designed to give the "appearance" that each is disinterested, and that, in reality, none of the defendants can exercise independent business judgement or protect the interests of the Company's minority shareholders; (iii) the Stock Transactions are "in violation of defendants' fiduciary duties owed" to the holders of the Class A Common Stock and "in violation of Pennsylvania law," in that the Stock Transactions lack a valid business purpose and are "designed and intended solely to minimize the interests of" the holders of the Class A Common Stock and "dilute their continued equity participation" in the Company, to the advantage of Craig, Citadel, and their controlling shareholders; (iv) the Board of Directors of the Company is unable to consider the transactions in a way that reflects the "intrinsic value" of the Class A Common Stock; (v) the defendants other than the Company have breached their fiduciary and other duties to the purported class in that they have not exercised independent business judgement, have acted to the detriment of the holders of the Class A Common Stock in order to benefit defendants, and have participated in a plan to dilute the interests of such shareholders for no proper business purpose, particularly in that the investment in the Stater Stock is inconsistent with the Company's identified business; (vi) the Company's Board of Directors had "gone through the motions" of appointing the Independent Committee of "purportedly independent directors";
(vii) the defendants have failed to disclose the "full extent of the future earnings potential" of the Company as well as the value of its assets and the assets to be transferred to it; and (viii) Craig will benefit unjustly by having its credit rating upgraded and its balance sheet bolstered. The Complaint seeks preliminary and permanent injunctive relief to prevent the consummation of the transactions or any similar transaction, rescission of the transactions if they are consummated, divestiture by the defendants of assets and shares of the Company they may obtain as a result of the transactions, and unspecified damages and other relief. Management believes that the allegations of the Company are without merit and intends to vigorously defend itself against the Shareholder Action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The Company filed a Form 8-K on September 18, 1996 reporting an event under
    Item 2 (Acquisitions or Disposition of Assets).

27  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          READING COMPANY, REGISTRANT


Date:       November 14, 1996         By:  /s/ James A. Wunderle
      -------------------------------     ---------------------------------
                                      James A. Wunderle
                                      Executive Vice President,
                                      Chief Operating Officer
                                      and Treasurer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)




Date:       November 14, 1996         By:  /s/ Eileen M. Mahady
      -------------------------------     ---------------------------------
                                      Eileen M. Mahady
                                      Controller
                                      (Principal Accounting Officer)