Form 10-K
period 1996-12-31
READING ENTERTAINMENT INC
filed 1997-04-15
CIK 1023993

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 333-13413

                          READING ENTERTAINMENT, INC.

            (Exact name of registrant as specified in its charter)

             DELAWARE                                23-2859312
     (State of incorporation)                    (I.R.S. Employer
                                                Identification No.)

     30 SOUTH FIFTEENTH STREET
             13TH FLOOR
     PHILADELPHIA, PENNSYLVANIA                         19102
       (Address of principal                         (Zip Code)
         executive offices)

                  REGISTRANT'S TELEPHONE NUMBER: 215-569-3344

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        Title of each class                 Name of each exchange on which
                                                       registered

     COMMON STOCK, $.001 PAR VALUE            PHILADELPHIA STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act: None
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of April 8, 1997, 7,449,364 shares of Common Stock were outstanding and the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $22,935,287.

                     Documents incorporated by reference:

     Part III: Portions of proxy statement for 1997 Annual Meeting of Reading Entertainment, Inc. shareholders.

PART I

ITEM 1. BUSINESS

GENERAL

     Reading Entertainment, Inc., a Delaware corporation ("REI" and collectively with its various subsidiaries and predecessors, the "Company" or "Reading"), was recently formed in order to effect a reorganization of Reading Company under a Delaware holding company. Initially organized in 1833, the Company's predecessors have been doing business in the United States for almost 165 years.

     Prior to the creation of the Consolidated Rail Corporation ("Conrail"), the Company was principally in the transportation business, owning and operating the Reading Railroad. Following the transfer of substantially all of its rolling stock and active rail lines to Conrail in 1976, the Company pursued a number of endeavors including the development of One Reading Center (a 600,000 square foot office complex located in Philadelphia) and initiated the activities which led to the development of the Pennsylvania Convention Center on land originally utilized by the Company for railroad operating purposes. Since 1976, the Company has reduced its railroad real estate holdings from approximately 700 parcels and rights-of-way to 28.

     In 1993, following the sale of its major railroad asset -- the Reading Terminal Headhouse -- and a thorough review of the opportunities available to it, the Company determined to refocus its essentially real estate based activities on the "Beyond-the-Home" or real estate based segment of the entertainment industry. Since that date, the Company

     . in 1994, acquired and has since expanded a chain of multiplex cinemas located in Puerto Rico ("Cine Vista"),

     . in 1996, acquired the Angelika Film Center, an art and speciality multiplex cinema and cafe facility located in the Soho district of New York City, and began the rollout of that concept into other cities, beginning with the development of a 29,000 square foot multiplex art cinema and cafe as a part of the Bayou Place development in Houston, Texas, and

     . in 1996, constructed and opened its first multiplex cinema in Australia, as the first step in the Company's plan to become one of the principal cinema circuits and an established developer of entertainment center complexes featuring multiplex cinema facilities in that country.

     In recognition of the significant amounts of capital required to compete in the cinema exhibition business, and in furtherance of its plan to focus on and the development of cinemas and cinema based entertainment centers, on October 15, 1996, the Company reorganized as REI (the "Reorganization"), and completed a private placement of common and preferred stock which increased shareholders' equity from approximately $69 million to approximately $156 million (the "Stock Transactions").

     Most of the Company's theater development projects are in the early stage of development. At December 31, 1996, the Company had assets valued for balance sheet purposes at approximately $181.8 million and no material long term indebtedness. A significant portion of these assets, however, is represented by cash (totaling approximately $48.7 million at December 31, 1996), land held for development (cost basis $7.3 million at December 31, 1996), and equity securities in two other companies (valued at approximately $72.8 million for book purposes at December 31, 1996). These securities consist of 693,650 shares of the Series B Preferred Stock (the "Stater Preferred Stock") of Stater Bros. Holdings, Inc. ("Stater") which is principally in the business of owning and operating retail grocery stores in Southern California, and 1,564,473 shares of the common stock, representing approximately 26% of the voting power, of Citadel Holding Corporation ("CHC" and collectively with its subsidiaries, "Citadel"), which is principally in the business of owning commercial real estate and providing real estate consulting services to Reading. The

Company intends to use these assets to continue to build its Beyond-the-Home entertainment business, and not to engage in the retail grocery business or in the business of acquiring, selling, holding, trading or investing in securities.

     Stater files annual reports with respect to its debt securities with the Securities and Exchange Commission (the "SEC"). The Stater Preferred Stock carries a dividend of 10.5% or approximately $7,283,000 per annum. For its fiscal year ended September 30, 1996, Stater reported gross revenues of $1.7 billion, earnings before interest, depreciation and taxes, of $59 million, and net income of $16 million.

     Citadel is a publicly reporting and trading company, whose common stock is traded on the American Stock Exchange. Citadel's net earnings from the Company's date of acquisition of its Citadel interest on March 29, 1996 through December 31, 1996, were $6,183,000, inclusive of a nonrecurring gain on the sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition, for financial statement purposes of previously deferred proceeds from the bulk sale of loans and real estate by a previously owned subsidiary of CHC. The Company's share of such earnings was $1,526,000 which amount is included in the Consolidated Statement of Operations for the year ended December 31, 1996 as "Equity in earnings of affiliate."

     In addition to its principal activities in the Beyond-the-Home entertainment business, the Company continues to be engaged in the business of winding up its historic railroad related activities, including the sale or other exploitation of its residual real estate interests, and in certain financial activities such as equipment leasing through its affiliate, FA, Inc.

     Shares of the common stock, par value $.001 per share (the "Common Stock"), of REI are quoted on the Nasdaq National Market ("NNM") and trade on the Philadelphia Stock Exchange under the symbols RDGE and RDG, respectively.

DESCRIPTION OF BUSINESS
-----------------------

     The Company is primarily engaged in the development of cinema based entertainment centers and in the multiplex cinema exhibition business in Puerto Rico under the Cine Vista marquee, in Australia under the Reading Cinemas marquee, and with respect to exhibition of art and specialty in the United States under the Angelika marquee. While exceptions may be made with respect to certain well-situated cinemas with proven or projected draw as art and specialty houses, it is the Company's intention to develop or acquire exclusively multiplex venues. With respect to new construction, it is the Company's intention to focus primarily upon a stadium seating format, and to feature wall-to-wall screens and state-of-the-art projection and sound.

Cine Vista
----------

     Acquired effective July 1, 1994, for a cash purchase price of $22.7 million (inclusive of acquisition expenses in the amount of $323,000), Cine Vista operated motion picture exhibition facilities in six leased locations in Puerto Rico at the time of its acquisition. Since that date, Cine Vista has added eight screens in a new complex at Plaza Palma Real in Humacao, and on March 26, 1997, six screens in a new complex in the Mayaguez Shopping Center in Mayaguez. In addition, an eight screen complex is under development to replace the current six-screen facility at the Mayaguez Mall, also in Mayaguez. This expanded facility is scheduled to open in mid 1998. The Company is currently negotiating with respect to the construction of approximately 22 additional screens at two locations in Puerto Rico and the expansion of one of its existing facilities. However, no assurances can be given that such negotiations will result in operating facilities.

     All of Cine Vista's theaters are modern multi-screen facilities. Listed below are Cine Vista's current locations and theater sites under development.

                                                                     NUMBER OF
          EXISTING THEATERS                       LOCATION            SCREENS
          -----------------                       --------           ---------
          Plaza de las Americas Mall              San Juan               10

          El Senorial Shopping Center             San Juan                4

          Cinema Centro                           Bayamon*                6

          Plaza del Norte Shopping Center         Hatillo                 6

          Mayaguez Mall***                        Hormigueros**           6

          Cayey Shopping Center                   Cayey                   4

          Plaza Palma Real                        Humacao                 8

          Mayaguez Shopping Center (1)            Mayaguez                6

          UNDER DEVELOPMENT
          -----------------

          Mayaguez Mall***                        Hormigueros**           8

     (1)  Opened March 26, 1997

     *    San Juan metropolitan area

     **   Mayaguez metropolitan area

     *** Four of the six screens at the Mayaguez Mall will be closed in mid-1997 in order to permit the construction of a new eight screen theater at this location. Upon completion of the new facility in mid-1998, the two existing screens will be closed.

     Puerto Rico is a self-governing Commonwealth of the United States with a population of approximately 3.8 million people. Puerto Rico exercises control over internal affairs similar to states of the U.S.; however, the relationship with the United States Federal Government is different than that of a state. Residents of Puerto Rico are citizens of the United States, but do not vote in national elections and, with certain exceptions, do not pay federal income taxes. Income taxes are paid instead under a system established by the Commonwealth. In recent years, there have been two major views concerning the future relationship with the United States Government; one favoring statehood and the other favoring continuation of commonwealth status. In 1993, Puerto Rico voters were asked in a plebiscite to express their preference for statehood (48.4%), commonwealth status (46.2%) or independence (4.4%). The United States mainland is Puerto Rico's largest trading partner.

     During the last four years, Puerto Rico has undergone significant retail shopping center development. During this period, the number of multiplex theaters has increased substantially. The Company's principal competitor, Caribbean Cinemas, a privately-owned company, has opened three complexes representing approximately 33 screens in the San Juan metropolitan area since the beginning of 1996. All of these complexes were under development at the time the Company purchased its interest in Cine Vista. These new screens have adversely affected the Company's current operations, reducing in the near term the Company's market share from approximately 42% to approximately 24% percent. The Company believes that, while Cine Vista has an opportunity to expand its operations through the development of new multiplex theaters and improvement of its existing operations, the Puerto Rico market will be substantially built out by the year 2000. It is unlikely that the Company will develop more than an additional thirty to thirty-five screens in Puerto Rico over the next three years (excluding the eight screens under development at the Mayaguez Mall).

     Cine Vista derives approximately 70% of its revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of a 10% excise tax imposed by Puerto Rico. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by Cine Vista. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors.

     Concession sales account for approximately 25% of total revenues. Concession products primarily include popcorn, candy and soda. Cine Vista has implemented training programs and incentive programs and experiments with product mix changes in order to increase the amount and frequency of concession purchases by theater patrons.

     Screen advertising revenues contribute approximately 4% of total revenues. Cine Vista has agreements with a major soft-drink bottler and an independent advertising production company to show advertisements on theater screens prior to feature film showings. Other sources of revenues include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

     Licensing/Pricing: Films are licensed under agreements with major film
     -----------------
distributors and several local distributors specializing in films of special interest to residents of Puerto Rico. Puerto Rico regulations generally require that film exhibitors be provided with an opportunity to view films prior to submitting bids, that film distributors provide advance notice of films which will be provided to the market, and are generally designed to preclude anticompetitive practices. Films are licensed on a film-by-film, theater-by-theater basis. Generally, film payment terms provide for payment to film distributors under a percentage of gross box office receipts formula or an adjusted gross receipts formula. Under the gross receipts formula, the film distributor receives a specified percentage of the gross box office receipts. Ordinarily, the percentage will decline from a range of 60-70% in the first playweek to a low of 30% after 4-5 weeks. Under an adjusted gross receipts formula, the film distributor receives a specified percentage (usually 90%) of the box office receipts over the "House Allowance," a negotiated allowance for theater expenses.

     Cine vista licenses film from substantially all of the major United States studios and is not dependent upon any one film distributor for all of its products. However, in the event the Company was unable to license film from a major studio, such lack of supply could have a material effect upon Cine Vista's business. Cine Vista believes that the popularity of the Puerto Rico exhibition market and Puerto Rico rules governing film licensing make such a situation unlikely. In 1996, films licensed from Cine Vista's four largest film suppliers accounted for approximately 65% of Cine Vista's box office revenues.

     Competition: The Company believes there are approximately 32 first-run
     -----------
movie theaters in daily operation with approximately 179 screens in Puerto Rico. Based upon number of screens, box office revenues and number of theaters, Cine Vista is the second largest exhibitor in Puerto Rico. The three largest exhibitors are believed to account for over 99% of the box office revenues recorded in 1996 by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited. Competitors of Cine Vista are expected to continue to open theaters competitive with Cine Vista's. Since the beginning of 1996, the Company's principal competitor has opened three complexes in the San Juan metropolitan area adding 33 screens, all of which are competitive with the Company's theaters, and which have attracted business that would otherwise have gone to theaters owned by Cine Vista.
This competitor has at least one additional competitive theater under development, which is expected to add 12 screens to the San Juan market.

     Seasonality: Most major films are released to coincide with the summer
     -----------
months, when schools are closed or the winter holiday seasons. Accordingly, Cine Vista has historically recorded greater revenues and earnings during the second half of the calendar year.

     Employees: Cine Vista has approximately 175 employees in Puerto Rico,
     ---------
approximately 15 of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in May 1997. The Company believes its relations with its employees in Puerto Rico to be good.

Angelika Film Centers
---------------------

     On August 27, 1996, the Company and Sutton Hill Associates ("Sutton Hill"), a New York cinema exhibitor, acquired, for approximately $12,570,000 (inclusive of $529,000 in acquisition costs), the Angelika Film Center (the "Angelika"), a multiplex theater located in the Soho district of New York City and which the Company believes to be the premier specialty theater in the United States. The Company and Sutton Hill have formed a limited liability company, Angelika Film Centers LLC ("AFC"), to hold their interest in the Angelika.

     The Company contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%. The operating agreement of AFC provides that all depreciation and amortization (the "Special Deductions") will first be allocated to Sutton Hill until the aggregate amount of such Special Deductions equals Sutton Hill's initial investment. Thereafter, the Company will receive all Special Deductions until the relative ownership interests are equal to the initial ownership interests of the parties. Sutton Hill has agreed to subordinate its interest in AFC to the Company's interest in order to permit the Company to pledge AFC and its assets as collateral to secure borrowings by the Company. In addition, Sutton Hill has agreed that the Company will be entitled to receive up to 100% of the proceeds of borrowings by AFC, up to the amount of the Company's initial capital contribution of AFC.

     AFC is managed by City Cinemas Corporation ("City Cinemas"), a cinema management company owned by Sutton Hill, pursuant to the terms of a management agreement (the "Management Agreement"). The Management Agreement provides for City Cinemas to manage the Angelika for a minimum annual fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined in the Management Agreement) over prespecified levels, provided, however, that the maximum annual fee (minimum fee plus incentive fee) may not exceed 5% of the Angelika's annual revenues.

     The Angelika reported 1996 revenue of $7.4 million. AFC has reached agreement with its landlord to extend the remaining term of the Angelika lease from approximately 12.5 years to approximately 29.5 years, and the landlord has submitted such amended lease to its lender for its consent.

     The Company is currently working to develop additional Angelika Film Centers in major urban areas located throughout the United States. It is not currently anticipated that City Cinemas would participate in centers located outside of New York City. In accordance with the Company's business plan, on February 27, 1997, the Company entered into an agreement for the construction and lease of a 1,450-seat, eight-screen, 29,000 square foot art and specialty cinema and cafe facility to be located in the Bayou Place entertainment center in Houston, Texas. Bayou Place is being developed by The Cordish Company pursuant to a ground lease and development agreement with the City of Houston. The complex sits over a 3,000-car parking garage and is located in the middle of the City's theater district. The lease is subject to approval by the City, the execution and delivery by the city of a suitable agreement of attornment and non-disturbance and the granting by the City of certain parking rights. Assuming the prompt approval of the lease and the prompt execution and delivery of such an agreement and grant of parking rights, it is anticipated that the Houston Angelika could be opened in time for the 1997 year-end Holiday season. The Company is currently in negotiation with owners and developers with respect to a number of additional potential locations. No assurances can be given, however, that any of the negotiations will result in operational theaters.

     The Company believes that the exhibition of first run art and specialty films is a niche business, in some ways distinct from the business of exhibiting bigger budget wide release films. At the present time, the only national chain specializing in art and specialty film is Landmark Cinemas, a subsidiary of Metromedia Company which operates over 140 screens in over 50 locations, principally in California and Washington. Many larger cities have smaller chains which operate one to five locations. While major chains specializing in conventional wide releases film product also may exhibit art and specialty product from time to time, these chains have typically limited themselves to the exhibition of such crossover art films as "Four Weddings and a Funeral," "The English Patient," "Pulp Fiction," "The Piano" and "Shine." This may change as more megaplex complexes with 16 or more screens are constructed, particularly if the number of films released by the distributors of conventional wide release film product decreases or if art and specialty film develops in popularity to the point where it enjoys a wider release than is currently typically the case with such films. Current levels of film production continue to provide megaplex exhibitors with sufficient film products to make such exhibitors inconsistent sources of screens for the distributors of art and specialty film. Art cinemas complexes, which typically do not exhibit conventional wide release films, are accordingly currently a more consistent source of screens to the distributors of art and art specialty film.

     Licensing/Pricing: Art and specialty films are available from many sources
     -----------------
ranging from the divisions of the larger film distributors specializing in the distribution of specialty films to individuals that have acquired domestic rights to one film. Generally, film payment terms are based upon an adjusted gross receipts formula where the film distributors receive a specified percentage (usually 90%) of the box office receipts over the "House Allowance," a negotiated allowance for theater expenses.

     Competition: In most markets, art and specialty film is currently exhibited
     -----------
at older independently owned one and two screen theater complexes. Few such independent exhibitors operate cinemas in more than one metropolitan area. The Company believes that there is currently a window of opportunity to construct, in a number of under-serviced urban markets, a nationwide chain of state-of-the-art multiplex cinemas specializing in art and specialty film. The Company further believes that the distributors of such films may favor distribution of art and speciality film to such a specialized chain as opposed to distribution to conventional megaplex operators, since megaplex operators will typically prefer to exhibit mainstream bigger budget film rather than art product and, accordingly, may not be as consistent and as dependable a source of screens as exhibitors who show only art and specialty film product. The Company also believes that patrons of art and specialty film may prefer a cinema experience that is different from that offered by a megaplex complex and that the familiarity and goodwill associated with the Angelika name and the strength of the Company's balance sheet may give the Company a competitive advantage over other independent exhibitors of art and speciality films. However, the cinema industry is currently in a state of significant change, as illustrated by the significant number of multiplex and megaplex theaters which have been constructed or announced in recent periods, and no assurances can be given that the Company's plans can be successfully implemented.

     Seasonality: The exhibition of art and specialty film, while still somewhat
     -----------
seasonal in nature, is less so than the film exhibition business generally. Art and specialty films tend to be released more evenly over the course of the year and, if successful, to enjoy a longer run than wide release films. The popularity of art and specialty film has increased significantly in recent years, grossing domestically approximately $98,000,000, $112,000,000, $244,000,000, $372,000,000, $355,000,000 in 1991 through 1995, respectively, and over $500,000,000 in 1996 (based upon management estimates).

     Employees: AFC has approximately 30 employees, three of whom are employed
     ---------
under the terms of collective bargaining agreement. The collective bargaining agreement expires in October 1998. AFC believes its relations with its employees to be good.

Reading Australia
-----------------

     The Company commenced activities in Australia in mid-1995, and currently conducts business in Australia through its wholly-owned subsidiary, Reading Australia Pty. Limited ("RAPL" and, collectively with its various subsidiaries. "Reading Australia"). In November 1995, the Company and Craig Corporation (together with its wholly-owned subsidiaries, "Craig") formed a limited liability corporation, Reading International LLC ("Reading International"), which was owned equally by the Company and Craig. Reading International owns Reading Australia. REI acquired Craig's interest in Reading International in October 1996 (see the "Stock Transactions"). Reading Australia has retained several key executives resident in Australia, acquired or signed agreements to acquire several parcels of real estate for development as entertainment centers with multiplex cinemas and complementary uses and, on December 26, 1996, opened its first multiplex cinema in Australia.

     Reading Australia's initial business plan has been to focus on two types of locations. The first type of locations are large freehold sites or long-term leasehold properties located in metropolitan areas and which the Company believes can be developed as entertainment centers ("Entertainment Centers") providing patrons with not only a state-of-the-art multiplex cinema facility (typically featuring a complex with 12 or more screens), but also with convenient on-site parking and access to complementary amenities such as restaurants. Entertainment Center projects are currently being developed by wholly-owned subsidiaries of Reading Australia.

     The second type of locations are smaller sites ("Country Cinemas"), located in smaller metropolitan areas which cannot, in the view of the Company, currently support larger multiplex complexes. It is expected that the Country Cinemas will be developed by Australia Country Cinemas Pty. Limited ("ACC"), a company which will be owned 75% by a subsidiary of Reading Australia and 25% by a company owned by an Australian national, resident in Australia and from a family long experienced in the cinema exhibition and supply business. These Country

Cinemas are a secondary focus for the Company, the principal focus being upon the development and operation of entertainment centers, and it is uncertain as to how many Country Cinemas locations will be developed.

     The initial cinema opened by Reading Australia was a Country Cinema consisting of six screens and 1,364 seats located on a long-term leasehold property in Townsville, Queensland. In March 1997, the Company broke ground on another cinema, a six-plex virtually identical to the Townsville theater, located on a long-term leasehold in Mandurah, Western Australia.

     In addition, Reading Australia has signed contracts to acquire the following properties for development as Entertainment Centers:

                                 LAND                            APPROXIMATE          ESTIMATED
                                SIZE IN         APPROXIMATE        CINEMA         DEVELOPMENT SIZE IN
                                SQUARE           PURCHASE          SIZE IN         SQUARE FOOTAGE OF
            SITE                FOOTAGE           PRICE          SQUARE FEET         IMPROVEMENTS
            ----                -------           -----         -------------        ------------
  Auburn, New South Wales       522,720         $8,500,000         60,000               210,000
  Frankston, Victoria/1/        227,750            N/A             64,000                94,000
  Moonee Ponds, Victoria        129,949         $5,400,000         54,000               103,000
  Newmarket, Queensland         172,160         $4,800,000         49,000               161,000

/1/Under the applicable development agreement, Reading Australia is required to make certain infrastructure improvements which are estimated to cost approximately $6,000,000.

     The Company has also signed a lease on a site mentioned below and is about to sign a lease on the second site mentioned below. In both cases, the Company's interest would be limited to that of the owner/operator of a multiples cinema as follows:

            SITE                  CINEMA SIZE IN SQUARE FEET       NUMBER OF SCREENS
            ----                  --------------------------       -----------------
  Liverpool, New South Wales                68,000                    18 screens
  Penrith, New South Wales                  70,000                    12 screens

     The Company has accumulated, as the consequence of three separate acquisitions, a 50 acre site in Burwood, Victoria. The site was originally acquired for development of a mega-plex cinema. However, such use is currently being revaluated as a consequence of an adverse land use determination, which negated certain permits which were in place at the time the land was acquired.

     The Company, generally speaking, has encountered substantial opposition to its attempt to develop freestanding cinema in entertainment complexes in Australia. Currently, most cinemas in Australia are located within the central business district (the "CBD") of the community which they serve. In the case of multiplex developments, such complexes are typically found on second or third floor locations in large privately-owned shopping centers. This course of development has historically been a function of Australian land use planning which is more protective of CBDs and of private shopping center development than is typically the case in the United States and has, in the view of the Company, resulted in facilities that are typically less convenient to the public and less modern than the current generation of U.S. multiplexes and in higher ticket prices than are typically found in the United States.

     In the view of the Company, the principal competitive restraint on the development of its business in Australia is the availability of sites. The Company's principal competitors and certain major commercial landlords are currently attempting to use this historical course of land use development to prevent the construction of freestanding cinemas in entertainment complexes, particularly where those complexes are located outside of an established CBD or shopping center development. At the present time, competitors or shopping centers' landlords are contesting the suitability, from a land use point of view, of several of the above referenced locations. In the case of the Company's

50-acre site at Burwood in Victoria, the relevant Minister (Minister for Planning and Local Government) preempted local zoning authorities to prohibit the Company's intended development of a 25-screen cinema complex, which would have competed with complexes owned by the principal theater operators in Australia and located in shopping centers owned by some of the principal landlords in Australia.

     The inability to development free standing cinemas as part of Entertainment Centers would be adverse to the Company, since the principal exhibitors in Australia have close historic relations with that country's principal shopping center owners.

     In light of the opposition encountered to date, no assurances can be given that the Company will be able to accomplish its business objectives in Australia. Furthermore, even if those objectives are eventually achieved, the realization of these objectives will likely require a longer period of time and a greater level of developmental costs than originally anticipated by the Company. While the Company remains committed to its plans with respect to Australia, no assurances can be given that the Company will be able to obtain the governmental approvals needed to develop its Entertainment Center sites and the Company does not anticipate that it will have any of its metropolitan locations open before the forth quarter of 1998. Each of the agreements signed by the Company to acquire or lease land is, in effect, subject to the receipt of all permits required for the construction of a multiplex cinema.

     As each of Frankston, Moonee Ponds and Newmarket are located in either CBD or an entertainment zone, the Company anticipates that it will receive the permits needed to proceed with such locations. The Company's transferor at Auburn has been granted development consent for the construction of a 2,000 seat, eight screen complex although building approval is required before construction can commence. However, a competitor has challenged the legality of such permit and filed suit to overturn the permit. The Company intends to vigorously defend this attempt by such competitor to delay or block this project. Reading Properties Pty. Limited, a subsidiary of RAPL, has been joined as a party in the relevant legal proceeding. As to Liverpool, the determination of the City Council to deny a permit has been appealed to the Land and Environment Court. Penrith is also located in an entertainment zone, and applications for necessary permits have been filed.

     As to the Burwood Property (a parcel of undeveloped land acquired by the Company in 1995 for $7.3 million), the Company is currently reviewing its options as to possible alternative uses of the site. At the present time, the Company believes it unlikely, absent a change in governmental attitude in Victoria as to the development of cinemas outside of established shopping centers, that the property can be developed for cinema or other entertainment-oriented purposes. However, the Company believes that the parcel has significant value for alternative uses.

     In addition to the locations referenced above, the Company has been in negotiations for some period of time with AMP Investments Limited ("AMP") concerning a ground lease and the construction of a twelve screen cinema on a 60,000 square foot pad at AMP's Mount Gravatt shopping center in Queensland. Based upon the advice of counsel, the Company is of the view that an enforceable lease currently exists between the Company and AMP with respect to that site. However, AMP is currently taking the position that no such lease exists and has stated an unwillingness to proceed. Without waiving its position that an enforceable lease does presently exist, the Company is presently continuing discussions with AMP, in an effort to overcome AMP's current unwillingness to proceed. If these discussions do not resolve the issue, the Company intends to litigate the matter.

     Australia is a self-governing and fully independent member of the Commonwealth of Nations. The constitution resembles that of the United States in that it creates a federal form of government, under which the powers of the central government are specified and all residual powers are left to the states. The country is organized into five mainland states (New South Wales, Queensland, South Australia, Victoria and Western Australia), one island state (Tasmania) and two territories (Australian Capital Territory and the Northern Territory).

     The ceremonial supreme executive is the British monarch, represented by the governor-general and in each of the six states by a governor. These officials are appointed by the British monarch, but appointments are nearly always recommended by the Australian governments. True executive power rests with the prime minister, the leader of the majority party in the House of Representatives. The legislature is bicameral, with a Senate and a House of Representatives, and the ministers are appointed by the prime minister from the membership of the House and the

Senate. The organization of the state government is similar to that of the central government. Each state has an appointed governor, an elected premier and a legislature.

     Although Australia is the sixth largest country in the world in land mass, it only has a population of approximately 19.2 million people. This population is concentrated in a few coastal urban areas, with approximately 4 million in the greater Sydney area, 3.4 million in the greater Melbourne area, 1.7 million in the Brisbane area, 1.1 million in Adelaide and 1.4 million in Perth. Australia is one of the richest countries in the world in terms of natural resources per capita and one of the most economically developed countries in the world, although vast areas of the interior, known as "the Outback," remain all but uninhabited. The principal language is English, and the largest part of the population traces its origin to Britain and Europe, although an increasing portion of the population has immigrated from the Far East. Australian taste in film has historically been similar to that of American audiences.


     Internal trade is dominated by the two most populous states, New South Wales (mainly Sydney) and Victoria (mainly Melbourne). Together these two states account for a majority of all wholesale trade and approximately 75% of all retail sales. At the present time, Australia's principal trading partners are the United States and Japan.

     Australia does not restrict the flow of currency into the country from the U.S, or out of Australia to the United States. Also, subject to certain review procedures, U.S. companies are typically permitted to operate businesses and to own real estate.

     Licensing/Pricing: Films are licensed under agreements with major film
     -----------------
distributors and several local distributors who distribute specialized films. Film exhibitors are provided with an opportunity to view films prior to negotiating with the film distributor the commercial terms applicable to its release. Films are licensed on a film-by-film, theater-by-theater basis. Reading Australia licenses films from all film distributors as appropriate to each location.

     Generally, film payment terms provide for payment to film distributors under a gross box office receipts formula or an adjusted gross receipts formula. Under the gross receipts formula, the film distributor receives a specified percentage of the gross box office receipts. Ordinarily, the percentage will decline from a range of 50%-60% in the first play week to a low of 25% after 4-5 weeks. Under an adjusted gross receipts formula, the film distributor receives a specified percentage, usually 80% or 90%, of the box office receipts over the "House Allowance," a negotiated allowance for theater expenses. Normally, the higher of the above two calculations is the amount paid to the distributor.

     Competition: The film exhibition business in Australia is concentrated and,
     -----------
to a certain extent, vertically integrated. The principal exhibitors in Australia include Village Roadshow Limited ("Village") with approximately 136 screens, Greater Union and affiliates with approximately 278 screens and Hoyts Cinemas ("Hoyts") with approximately 166 screens. Independents as a group operate approximately 560 screens.

     Greater Union is the owner of Birch Carroll & Coyle and a part owner of Village. All new multiplex cinema projects announced by Village are being jointly developed by Greater Union, Village, and Warner Bros. Hoyts has announced plans to add approximately 140 new multiplex screens.

     These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately $650 million at June 30, 1996. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately $210 million at June 30, 1996. Hoyts Cinemas recently completed a public offering, increasing its net worth to approximately $170 million.

     The industry is somewhat vertically integrated in that Village also serves as a distributor of film in Australia for Warner Bros. and Disney/Touchstone/Buena Vista. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors. Roadshow Film Distributors is owned equally by Village and Greater Union. The practical impact of this vertical integration is mitigated to some extent, however, by the Australian legal requirement that all films be made reasonably available to all exhibitors.

     Seasonality: Major films are generally released to coincide with the school
     -----------
holiday trading periods, particularly the summer holidays. Accordingly, Reading Australia would expect to record greater revenues and earnings during the first half of the calendar year.

     Employees: Reading Australia has seven executive and administrative
     ---------
employees and approximately 30 theater employees.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
-----------------------------------------------------------

     The following table indicates the relative amounts of revenues from operations and identifiable assets of the Company by geographic area during the three-year period ended December 31, 1996. The Company has no export revenues.

                                                1996        1995        1994
                                                ----        ----        ----
  Revenues:
   Puerto Rico...............................   $ 15,523    $14,925     $ 8,060
   Mainland United States (1)................      3,256        273         697
   Australia (2).............................          0          0           0

  Income (loss) from operations: (3)
   Puerto Rico...............................   $    385    $ 1,225     $   889
   Mainland United States....................        956        273         697
   Less: Minority Interest...................        (67)         0           0

  Australia..................................     (2,817)      (781)          0
   Add: Minority Interest....................        388        390           0
   Corporate and Other (4)...................      7,159      1,482      (3,238)

  Identifiable assets:(5)
   Puerto Rico...............................   $ 26,529    $26,979     $26,488
   Mainland United States....................     15,824          0           0
   Australia.................................     12,948      4,760           0
   Less: Minority Interest...................          0     (2,380)          0

  Corporate and other........................    126,453     47,926      46,228
   Consolidated Assets (6)...................   $181,754    $77,924     $72,716

     1. The Angelika revenues represent only the period from August 27, 1996 through December 31, 1996.

     2. Reading Australia recorded no revenues other than interest and dividend income, which income is included in Corporate and other.

     3. Reflects earnings before interest expense, taxes and intercompany interest and management fees.

     4. Corporate and other income includes corporate General and Administrative expense, Other Income, and Interest Income/Expense and excludes intercompany interest and management fees.

     5. Reading Australia has cash, cash equivalents, and the Stater Preferred Stock, which assets had an aggregate book value of $82,210,000 and have been included in the value of Corporate and other Assets.

     6. Consolidated assets for 1995 and 1996 include the assets of Reading Australia.

The Reorganization and Stock Transactions
-----------------------------------------

     In October 1996, two transactions were approved by shareholders, the Reorganization and the Stock Transactions. Both transactions were completed on October 15, 1996. The Reorganization was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among Reading Company, REI, which was a newly formed, wholly-owned subsidiary of Reading Company, and Reading Merger Co. ("Merger Co.") which was a newly formed, wholly-owned subsidiary of REI. In the Reorganization, Reading Company merged with Merger Co. and each outstanding share of Reading Company's Common Stock and Class A Common Stock was converted into the right to receive one share of REI's Common Stock. As a result of the Reorganization, Reading Company became a wholly-owned subsidiary of REI and the shareholders of Reading Company became shareholders of REI.

     The Stock Transactions were carried out pursuant to an Exchange Agreement, dated September 4, 1996 (the "Exchange Agreement") between REI, Citadel, Reading Company and Craig. In the Stock Transactions, REI issued (i) 70,000 shares of Series A Voting Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") to Citadel, and granted certain contractual rights to Citadel in return for $7 million in cash and (ii) 550,000 shares of Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and 2,476,190 shares of Common Stock to Craig in exchange for certain assets owned by Craig. The assets acquired by REI from Craig consisted of the 693,650 shares of Stater Preferred Stock, Craig's 50% membership interest in Reading International, of which an indirect wholly owned subsidiary of REI was the sole other member, and 1,329,114 shares of Citadel's 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share (the "Citadel Preferred Stock").

     The contractual rights granted to Citadel in the Stock Transactions are set forth in an Asset Put and Registration Rights Agreement pursuant to which Citadel has the right (the "Asset Put Option"), exercisable at any time after October 15, 1996 and until 30 days after REI files its Annual Report on Form 10-K for the year ending December 31, 1999, to require REI to acquire substantially all of Citadel's assets, and assume related liabilities (such as mortgages), for shares of REI Common Stock. In exchange for up to $20 million in aggregate appraised value of Citadel assets on exercise of the Asset Put Option, REI is obligated to deliver to Citadel a number of shares of REI Common Stock determined by dividing the value of the Citadel assets by $11.75 if the notice of exercise is received by October 31, 1997 and $12.25 if notice is received thereafter. If the appraised value of the Citadel assets is in excess of $20 million, REI is obligated to pay for the excess of issuing Common Stock at the then fair market value. REI is not obligated to acquire more than $30 million of assets.

     The Series A and Series B Preferred Stock (collectively, the "Convertible Preferred Stock") have stated values of $7 million and $55 million, respectively. Holders of each series of the Convertible Preferred Stock are entitled to cast 9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to shareholders of REI. Each share of Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $11.50, and each share of Series B Preferred Stock is convertible into shares of Common Stock at a conversion price of $12.25, each subject to adjustment on certain events, at any time after April 15, 1998. The shares of Series A Preferred Stock may also be converted after a change in control. REI has the right to require conversion of the Series A Preferred Stock if the average market price of the Common Stock over a 180-calendar day period exceeds $15.525. REI granted certain registration rights to Citadel with respect to the shares of Common Stock issuable on conversion of the Series A Preferred Stock and the Asset Put Option.

     Citadel has the right during the 90 day period beginning October 15, 2001, or in the event of a change of control of the Company, to require the Company to repurchase the Series A Preferred Stock at its stated value plus accrued and unpaid dividends plus, in the case of a change of control, a premium. In addition, if REI fails to pay dividends on the Series A Preferred Stock for four quarters, Citadel may (after April 15, 1998) require REI to repurchase the Series A Preferred Stock. Also, REI has certain rights to redeem the Convertible Preferred Stock at its option. Due to the redemption provisions, the Series A Preferred Stock has not been included as a component of Shareholders' Equity in the Consolidated Balance Sheet and is separately categorized as "Preferred Stock."

     REI and Citadel also agreed that, immediately following REI's receipt of the Citadel Preferred Stock from Craig, the Company would deliver the Citadel Preferred Stock to Citadel in exchange for an equal number of shares of a new series of Citadel preferred stock (the "Citadel Series B Preferred Stock"). The Citadel Preferred Stock and the Citadel Series B Preferred Stock were substantially identical, except that the Citadel Series B Preferred Stock reduced the accrual rate on the redemption premium from 9% per annum to 3% per annum subsequent to the closing of the Stock Transactions and also provided that the Citadel Series B Preferred Stock could not be presented for conversion to Citadel common stock for a period of one year beginning 15 days after Citadel filed its 1996 Annual Report on Form 10-K with the SEC.

     On December 18, 1996, REI elected to convert the Citadel Series B Preferred Stock into Citadel common stock whereupon Citadel exercised its right to redeem the Citadel Series B Preferred Stock. REI received gross proceeds of approximately $6.2 million on such redemptions.

ITEM 2. PROPERTIES

REI Executive and Administrative Offices
----------------------------------------

     REI leases approximately 6,600 square feet of office space in center city Philadelphia. A subsidiary of the Company shares office space in New York City with City Cinemas. This space approximates 2,600 square feet, and the cost is apportioned between City Cinemas and REI.

Center City Philadelphia Properties
-----------------------------------

     The Company's properties in center city Philadelphia, all of which are owned in fee, consist of several parcels of land aggregating approximately .67 acres located near or adjacent to the site of the Convention Center which are currently leased to a parking lot operator; the Viaduct north of Vine Street to Fairmount Avenue and adjacent parcels, comprising approximately 6.75 acres; and properties owned by partnerships in which the Company has interests.

Partnership Properties
----------------------

     S.R. Developers: A subsidiary of the Company is a general partner in S.R. Developers, a partnership which owns one property in center city Philadelphia.

     Parametric Garage Associates: A subsidiary of the Company is a general partner in Parametric Garage Associates, a partnership which owns the 750-car Gallery II Parking Garage (the "Garage"). The Garage is adjacent to the Pennsylvania Convention Center Complex. The Company has primary responsibility for the leasing and management of 19,000 gross rentable square feet of retail space on the ground level of the Garage pursuant to a management agreement and provides certain other management services to the partnership.

Other Domestic Non-Entertainment Real Estate
--------------------------------------------

     When the Company's railroad assets were conveyed to Conrail, the Company retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey. Approximately 23 parcels and rights-of-way located outside of center city Philadelphia are still owned by the Company. The parcels consist primarily of vacant land and buildings, some of which are leased.

Entertainment Properties
------------------------

     The Company currently leases approximately 227,728 square feet of completed theater space in the United States, Puerto Rico and Australia, as follows:

                                           Approximate
                          Aggregate       Range of Terms       Average Remaining Term
                       Square Footage  (including renewals)    (including renewals)
                       --------------  --------------------    --------------------
     United States        23,050              12.5                   12.5/1/

     Puerto Rico         181,728           16-40 years                30

     Australia            16,000              30                      30

     /1/The Company has reached agreement with its landlord to extend the remaining term of the Angelika lease to approximately 29.5 years, and the landlord has submitted such amended lease to its lender for consent.

     In addition, the Company has signed leases with respect to additional to-be-built theater space of 29,000 square feet in the U.S., 36,000 square feet in Puerto Rico, and 170,000 square feet in Australia (calculated exclusive of the Mount Gravatt lease). These leases have average terms (including renewals) of 36 years and average base rents of $464,000.

     The Company currently has contracted to purchase 1,052,571 square feet of land comprised of four sites for the construction of cinemas and entertainment complexes in Australia.

     For more detailed information about the Company's entertainment properties, please see the discussion under Item 1. - Business - Description of Business, above.

Cine Vista Properties
---------------------

     All of Cine Vista's real properties are leased. The eight theaters are leased pursuant to long-term leases with remaining terms and renewal options ranging from 16 to 40 years. Cine Vista has executed an additional lease for an expansion of an existing theater, which lease term commences with occupancy, expected in mid-1998. The landlord of one of Cine Vista's theaters has the right to terminate the lease relating to space presently housing two screens, subject to six months' notice. All of the Cine Vista's theater leases provide for the payment of minimum fixed rental payments and, in certain cases, may require additional payments based upon a percentage of theater revenues. Cine Vista also leases approximately 6,100 square feet of warehouse space and 2,200 square feet of office space.

Angelika Film Centers Properties
--------------------------------

     The Angelika Film Center is located in a leased facility of approximately 23,000 square feet in the Soho district of New York City.

Reading Australia Properties
----------------------------

     Reading Australia maintains leased offices in Melbourne and Sydney, Australia pursuant to short term leases. The total leased space is approximately 2,300 square feet. In December 1995, Reading Australia acquired a 50 acre site in a suburban area outside of Melbourne. Reading Australia had intended to build a multiplex theater on this site but the Minister for Planning and Local Government has intervened to negate certain permits which were in place at the time the land was acquired. Reading Australia believes that the site has value as an assemblage for other uses, even if its unable to develop the site as a theater.

     Reading Australia opened its first theater in December 1996 in leased facilities in Townsville, Queensland under the Country Cinema concept and has broken ground on a second facility now under construction in Mandurah, West Australia.

     Reading Australia is aggressively pursuing other locations in and about Sydney and Melbourne and elsewhere in Australia upon which it may develop theater operations. It has made several refundable deposits related to lease and purchase deposits.

ITEM 3. LEGAL PROCEEDINGS

Environmental
-------------

     Reading Company has been advised by the Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") under environmental laws including Federal Superfund legislation ("Superfund") for a site located in Douglassville, Pennsylvania. The EPA issued an Administrative Order under Superfund against 34 PRPs requiring, among other things, that the named parties be required to incinerate materials at the site pursuant to a 1989 Record of Decision ("ROD"). The ROD estimated that the incineration would cost approximately $53 million. Thirty-six PRPs were also named in a civil action brought by the United States Government which seeks to recover alleged costs incurred at the site by the United States of approximately $22 million. Reading Company was named in a third-party action instituted by the majority of the 36 PRPs sued by the United States. The actions instituted against the Company and approximately 300 PRPs seek to have the parties contribute to reimbursement for past costs and any costs associated with further remediation at the site.

     In 1995, the federal district court judge who presided over Reading Company's bankruptcy reorganization ruled that all liability asserted against Reading Company relating to the site was discharged pursuant to the consummation order issued in conjunction with Reading Company's bankruptcy on December 31, 1980. The judge's decision has been appealed and the appeal was heard in July 1996. The appellate court has not yet rendered its opinion.

     Pursuant to a settlement of litigation, the City of Philadelphia, Conrail, and the Southeastern Pennsylvania Transportation Agency have agreed to pay an amount ranging from 52% to 55% of future costs Reading Company may incur in cleaning environmental contamination on one of its properties, the Viaduct, which Reading Company believes may be contaminated by PCBs. Reading Company has advised the EPA of the potential contamination. Reading Company has not determined the scope and extent of any such PCB contamination. However, Reading Company has been advised by counsel that, given the lack of regulatory attention to the Viaduct in the fourteen years which have elapsed since the EPA was notified of the likelihood of contamination, it is unlikely that Reading Company will be required to decontaminate the Viaduct or incur costs related thereto.

Certain Shareholder Litigation
------------------------------

     In September 1996, the holder of 50 shares of Common Stock commenced a purported class action on behalf of the Company's minority shareholders owning Reading Company Class A Common Stock in the Philadelphia County Court of Common Pleas relating to the Reorganization and Stock Transactions. The complaint in the action (the "Complaint") named the Company, Craig, two former directors of the Company and all of the current directors of the Company (other than Gregory
R. Brundage) as defendants. The Complaint alleged, among other things, that the Independent Committee set up to review the transactions and the current and former directors of the Company breached their fiduciary duty to the minority shareholders in the review and negotiation of the Reorganization and Stock Transactions and that none of the directors of the Company were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of the Company and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in the Company was diluted by the transactions. The Complaint sought injunctive relief to prevent the consummation of the Stock Transactions and recision of the Stock Transactions if they were consummated and divestiture by the defendants of the assets or shares of the Company that they obtained as a result of the Stock Transactions, and unspecified damages and other relief.

     In October, all of the defendants filed preliminary objections to the Complaint and thereafter, by agreement of the parties and Order of the Court, the Company was dismissed as a defendant without prejudice. Plaintiff dismissed with prejudice his request for preliminary and permanent injunctive relief to prevent the consummation of the Stock Transactions and his request to rescind and set aside the Stock Transactions.

     In November, plaintiffs filed an amended complaint against all of the Company's present directors, its two former directors and Craig. The amended complaint does not name either the Company or Reading Company as a defendant. The amended complaint essentially restates all of the allegations contained in the Complaint and contends that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The amended complaint seeks unspecified damages on behalf of the alleged class and attorneys' and experts' fees.

     Management believes that the allegations contained in the amended complaint are without merit and intends to vigorously defend the directors in the matter. The Company has Directors and Officers liability insurance and believes that the claim is covered by such insurance.

     The Company is not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's 1996 Annual Meeting of Shareholders held on October 15, 1996, shareholders (i) elected six directors (ii) approved a proposal to adopt an Agreement and Plan of Merger, which Plan of Merger effected the Reorganization and (iii) approved a proposal to approve an Exchange Agreement, which Exchange Agreement effected the Stock Transactions. The results of the votes were as follows:

     (i)  Election of Directors
                                                 For         Withheld
                                                 ---         --------
          James J. Cotter                      2,678,663      256,673
          Gregory R. Brundage                  2,677,165      258,171
          Edward L. Kane                       2,678,617      256,719
          John W. Sullivan                     2,678,665      256,671
          Albert J. Tahmoush                   2,678,665      256,671
          S. Craig Tompkins                    2,678,503      256,833


                                                 For          Against    Abstain
                                                 ---          -------    -------
     (ii)  Approval of Plan of Merger          2,676,560      258,573      203

     (iii) Approval of Exchange Agreement      2,676,508      258,621      207


EXECUTIVES OFFICERS OF THE REGISTRANT

     NAME                     AGE         POSITION
     ----                     ---         --------

     James J. Cotter           59         Chairman of the Board of Directors

     S. Craig Tompkins         46         Vice Chairman and Director

     Robert F. Smerling        62         President

     John Rochester            53         Chief Executive Officer, Australian
                                             Cinemas Operations and Reading
                                             Australia Pty Ltd.

     James A. Wunderle         45         Executive Vice President, Chief
                                             Financial Officer and Treasurer

     Charles S. Groshon       43          Vice President

     Eileen M. Mahady         31          Controller


     Mr. Cotter has been Chairman of the Board of Directors since December 1991, Chairman of the Company's Executive Committee since March 1993 and a director since September 1990. Mr. Cotter has been Chairman of the Board of Craig since 1988 and a director since 1985. Mr Cotter has been a director and the Chairman of the Board of Citadel since 1991. From October 1991 to June 1993, Mr. Cotter also served as the acting Chairman of Citadel's wholly-owned subsidiary, Fidelity Federal Bank, FSB ("Fidelity"), and served as a director of Fidelity until December 1994. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987, Executive Vice President and a director of The Decurion Corporation (motion picture exhibition) since 1969 and a director of Stater and its predecessors since 1987. From 1988 through January 1993, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation (a citrus grower and packer), a company wholly owned by Mr. Cotter. Mr. Cotter is also a director and Executive Vice President of Pacific Theatres, a wholly-owned subsidiary of Decurion.

     Mr. Smerling has been President of Reading Entertainment since January 1997. Mr. Smerling has served as President of Reading Cinemas, Inc. since November 1994. Mr. Smerling also serves as the President of Cine Vista and the Chief Executive Officer of Reading Australia. Mr. Smerling served as president of Loews Theater Management Corporation, a subsidiary of Sony Corporation, from May 1990 until November 1994. Mr. Smerling also serves as President and Chief Executive Officer of City Cinemas, a motion picture exhibitor located in New York City, New York. City Cinemas is an affiliate of James J. Cotter and has entered into an Executive Sharing Agreement with the Company with respect to the services of Mr. Smerling.

     Mr. Tompkins has been Vice Chairman since January 1997. Mr. Tompkins has been a Director of the Company since March 1994 and was President of the Company from March 1994 through December 1996. Mr. Tompkins is also President and Director of Craig and has served in such positions since March 1, 1994. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher for more than the past five years. Mr. Tompkins has been a director of Citadel since May 1994 and a director of G&L Realty Corp., a New York Stock Exchange listed REIT (Real Estate Investment Trust), since December 1994. Since July 1995, Mr. Tompkins has been the Vice Chairman of Citadel, and currently serves as that company's Secretary/Treasurer and Principal Accounting Officer.

     Mr. Rochester has been Chief Executive Officer of Reading Australia since November 1995. From 1990 through 1995, Mr. Rochester was the Managing Director of Television & Media Services Ltd. (formerly Hoyts Entertainment Ltd.). He also served in several other executive offices for that organization since 1987.

     Mr. Wunderle has been Chief Financial Officer since January 1987 and Executive Vice President, Treasurer, and Chief Financial Officer since December 1988. He has been Treasurer since March 1986.

     Mr. Groshon has been Vice President of the Company since December 1988. He was an internal auditor with the Company from August 1984 until December 1988, and a staff accountant prior thereto.

     Ms. Mahady has been Controller of the Company since April 1990. Prior to joining the Company, she was a senior auditor with Ernst & Young. Ms. Mahady is a Certified Public Accountant.

     In addition, the Company has contractual arrangements with certain other individuals and/or certain affiliated companies which make available to the Company consulting services from the following individuals:

     John Foley: Mr. Foley has been a full time employee of City Cinemas since January 1997, and in this capacity provides booking and site identification advice to the Company. Prior to joining City Cinemas, Mr. Foley was the President of Distribution for Miramax, where he, among other things, developed and implemented the distribution plan for "The English Patient," the winner of nine Academy Awards and one of the most profitable art films of all time. Prior to joining Miramax in 1994, Mr.Foley was the President of Distribution for MGM/UA from 1989 through 1993.

     Steve Wesson: Mr.Wesson has been the President and Chief Executive Officer of CHC since August 1994. Prior to his employment by Citadel in 1993, Mr. Wesson was the Chief Executive Officer of Burton Properties Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC, from 1989. Reading owns 26% of the outstanding Common Stock of CHC, and receives real estate consulting services from Citadel pursuant to an agreement with that company.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Summary
--------------------

     The following table sets forth the high and low prices of Reading Company Class A Common Stock from January 1, 1995 through October 15, 1996, and the REI Common Stock from October 16, 1996 through December 31, 1996, as reported on the NNM. The Reading Company Class A Common Stock was also traded on the Philadelphia Exchange from September 9, 1996 through October 15, 1996 and the REI Common Stock has been traded on such exchange since October 15, 1996. Reading Company's Common Stock traded infrequently on the over-the-counter "pink sheet" market. Historical bid/asked data is insufficient to provide high and low price information on Reading Company's Common Stock during 1995 and 1996.

                                             1996
QUARTER                       1ST       2ND       3RD       4TH
-------                       ----      ----      ----      ----
HIGH                           11        11       11 1/8    10 3/8

LOW                             9        10       10         9

                                             1995
QUARTER                       1ST       2ND       3RD       4TH
-------                       ----      ----      ----      ----
HIGH                          11 1/2    11 1/8    10 3/16   9 1/2

LOW                            9 5/8     9 7/8     9        8 1/2

     On April 8, 1997, the high, low and closing prices for REI Common Stock on the NNM were $11.63, $11.38 and $11.38, respectively. On April 8, 1997, there were approximately 1,000 shareholders of record of REI Common Stock, which amount does not include individual participants in security position listings.

     Neither REI nor Reading Company have paid any dividends on their Common Stock. The Board of Directors does not intend to authorize payment of dividends on the Common Stock in the foreseeable future. Holders of the Convertible Preferred Stock are entitled to receive quarterly cumulative dividends at the annual rate of $6.50 per share of Series A Preferred Stock and $6.50 per share of Series B Preferred Stock, in each case before any dividends (other than dividends payable in Common Stock) are paid to the holders of the Common Stock.

     On October 15, 1996, REI issued the Convertible Preferred Stock to Craig and Citadel. See Item 1. - Business - The Reorganization and Stock Transactions. The Convertible Preferred Stock was offered and sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a non-public offering to a limited number of persons.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain historical consolidated financial information for the Company. This table is based on, and should be read in conjunction with, the Consolidated Financial Statements included elsewhere herein and the related notes thereto.

(in thousands, except per share information)

YEAR ENDED DECEMBER 31,                           1996/(1)/      1995/(2)/      1994/(2)/      1993        1992
-------------------------------------------------------------------------------------------------------------------
Revenues                                          $ 22,944       $17,632        $10,911        $ 3,306     $ 4,421

Income (loss) applicable to common
shareholders before cumulative effect of
accounting change                                    6,092         2,351         (1,652)          (520)     (3,424)

Cumulative effect of accounting change                   0             0              0            132           0
-------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common
shareholders                                      $  6,092       $ 2,351        ($1,652)         ($388)    ($3,424)
===================================================================================================================

Per share information:

Income (loss) applicable to common
shareholders before cumulative effect of
accounting change                                 $   1.11       $  0.47         ($0.33)        ($0.11)     ($0.69)

Cumulative effect of accounting change                   0             0              0           0.03           0
-------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common
shareholders                                      $   1.11       $  0.47         ($0.33)        ($0.08)     ($0.69)
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
           DECEMBER 31,                           1996           1995           1994           1993        1992
-------------------------------------------------------------------------------------------------------------------
Total assets                                      $181,754       $75,544        $72,716        $70,121     $71,509

Redeemable preferred stock                        $  7,000       $     0        $     0        $     0     $     0

Shareholders' equity                              $155,954       $68,712        $66,086        $68,026     $68,416
===================================================================================================================

/(1)/ Includes results of Citadel from March 30, 1996, the acquisition of the Angelika from August 28, 1996 and the Stock Transactions from October 16, 1996.

/(2)/ Results of operations of Cine Vista have been included since its acquisition effective July 1, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has elected to focus its theater development and related real estate development activities in three principal areas: (i) the management and development of motion picture theaters in Australia; (ii) the domestic management and development and acquisition of specialty motion pictures theaters which feature foreign and limited release art films similar to the Angelika; and
(iii) the management and development of motion picture theaters in Puerto Rico. To provide the Company with equity to execute its theater acquisition and development plans, the Company completed a private placement in late 1996 (which included the Reorganization and Stock Transactions as described below).

THE REORGANIZATION AND STOCK TRANSACTIONS

     The Reorganization was effected in order to consolidate the Company's operations under a holding company incorporated under the laws of the State of Delaware. The Company believes that such a structure will facilitate the financing of the Company, without subjecting such capital to the contingent liabilities of the Company's historical railroad business, and permit the Company to avail itself of a more established body of corporate law than that of Pennsylvania (the state in which Reading Company is incorporated).

     The Stock Transactions permitted the Company to acquire assets which, in the opinion of management, could be converted into cash or utilized as collateral to raise cash funds necessary to finance the Company's theater and real estate development activities.

     Pursuant to the Stock Transactions, The Company received $7,000,000 of cash from Citadel. In return the Company issued to Citadel, $7,000,000 in stated value (70,000 shares) of the Company's Series A Preferred Stock and granted Citadel certain contractual rights including the Asset Put Option. The Asset Put Option grants Citadel the right to require the Company to acquire substantially all of Citadel's assets and assume related liabilities in return for the issuance of Common Stock at any time through a date 30 days after the Company files its 1999 Annual Report on Form 10-K. The number of shares to be issued will be determined by dividing the appraised value of the Citadel assets or $20 million, whichever amount is lower, by $11.75 if Citadel exercises the Asset Put Option by October 31, 1997 and $12.25 thereafter. If the appraised value of Citadel assets is in excess of $20 million, the Company will issue Common Stock at fair market value for such excess up to a total of $30 million in Citadel assets. In addition, the Company agreed to exchange the Citadel Preferred Stock, which the Company acquired from Craig in the Stock Transactions, for Citadel's Series B Preferred Stock containing terms modified in certain respects from the terms of the Citadel Preferred Stock. The Company received from Craig the Stater Preferred Stock with a stated value of $69,365,000, the Citadel Preferred Stock with a stated value of $5,250,000 and Craig's 50% interest in Reading International. In return, REI issued to Craig, 2,476,190 shares of Common Stock and 550,000 shares ($55,000,000 stated value) of Series B Voting Cumulative Preferred Stock (the "Series B Preferred Stock").

Certain Financial Reporting Considerations
------------------------------------------

     The Reorganization and Stock Transactions have been accounted for as a reorganization of related entities requiring that the Company reflect the assets received at the lower of the value which they were recorded on the books of the affiliates, Craig or Citadel, or market. The assets received were therefore recorded as follows:

     Cash                                                 $  7,000,000

     Citadel Preferred Stock (1)                             5,250,000 *

     Stater Bros. Preferred Stock                           67,978,000 *

     50% Ownership interest in Reading International        13,194,000
                                                          ------------

     Gross Book Value of Assets Received                  $ 93,422,000
                                                          ============

     *    Plus accrued and unpaid dividends
     (1)  The Citadel Preferred Stock was redeemed by Citadel in December 1996.

     The Stock Transactions are intended to qualify as an exchange under Section 351(a) (a "351 Exchange") of the Internal Revenue Code of 1986, as amended (the "Code"). In a 351 Exchange, the party acquiring the assets (in the Stock Transactions, REI) retains the contributing parties' tax basis in the acquired assets, with no taxable gain recognized as a result of the exchange. The parties contributing assets (in the Stock Transactions, Craig and Citadel) obtain a basis in the assets received in the exchange equal to the basis in the assets which are contributed in the exchange (the Series A and Series B Preferred Stock). With the exception of the Stater Preferred Stock, the book value of the assets received in the Stock Transactions approximated the tax basis in the assets received. Craig's adjusted tax basis (for federal tax purposes) in the Stater Preferred Stock was approximately $5 million.

     The estimated tax liabilities associated with the assets received in the Stock Transactions were $22,042,000 in deferred federal income taxes primarily relating to the Stater Preferred Stock. At the time of the closing of the Stock Transactions, the Company had a gross deferred federal tax asset of $55,968,000 and a tax asset valuation allowance (the "TAVA") in the same amount. Upon receipt of the Stater Preferred Stock, the Company determined that it was more-likely-than-not that a portion of the deferred tax asset which had previously been fully reserved, would be realized and the Company reduced the TAVA by $20,782,000 which amount reflects the amount of federal tax loss carryforwards ("NOLs") which were expected to be utilized net of $1,260,000 in alternative minimum tax ("AMT").

     A portion of the reversal of the tax asset valuation allowance, $3,957,000, was included in "Income tax benefit" in the Company's Consolidated Statement of Operations and was subsequently reclassified from "Retained Earnings" to "Other Capital". The balance, $18,085,000, was credited directly to "Other Capital" in the Company's Consolidated Statement of Shareholders' Equity. The amount which was included in income was equal to the NOLs which remained available to the Company and which existed as of the date of the Company's 1981 quasi-reorganization. At the time of the Company's quasi-reorganization, the Company also realized a loss relating to the conveyance of certain assets to Conrail and charged such loss directly to "Other Capital." The benefits of NOLs relating to such charge cannot be reflected in the Company's Consolidated Statement of Operations. As of January 1, 1997, the Company has no NOLs which existed at the time of the Company's quasi-reorganization and therefore, any future reductions in the Company's tax valuation allowance will be reflected as income in the Company's Consolidated Statement of Operations.

     The Company issued Common Stock and the Convertible Preferred Stock in exchange for assets received in the Stock Transactions. The Convertible Preferred Stock was reflected on the Consolidated Balance Sheet of the Company at December 31, 1996 at its stated value ($100 per share), which value management believes approximates market. The Series A Preferred Stock has not been included as a component of Shareholders' Equity since it includes provisions which permit a majority of the holders to request redemption at stated value plus accrued and unpaid dividends for a 60 day period beginning October 15, 2001 and also provides for redemption at the option of the majority of the holders, if the Company fails to pay four quarterly dividends or in event of a change in control.

     In addition to issuing to Citadel the Series A Preferred Stock, the Company also granted the Asset Put Option, which under certain circumstances permits Citadel to exchange substantially all of its assets for Common Stock. The Company did not allocate any value to the Asset Put Option due in part to the subjective nature of the assumptions utilized in option pricing models and the fact that stock option valuation models are intended to value transferable options and the Asset Put Option is not transferable. Had a value been separately ascribed to the Asset Put Option, the value of such option would have been deducted from the value of the Series A Preferred Stock and included as "Other Capital" in the Company's Consolidated Statement of Shareholders' Equity. In addition to the 6.5% dividend payable on the $62 million of Convertible Preferred Stock, the Company has elected to include as a component of "Preferred Stock Dividends" in its calculation of earnings per common share, a provision which will total approximately $68,000 in 1997 for the amortization of the value of the Asset Put Option (based upon a valuation utilizing the Black & Scholes option valuation model).

     Management believes that the tax gain (related to the Stater Preferred Stock) recognized by the Company was offset by the Company's NOL carryforwards (See Note 6 to the Consolidated Financial Statements contained elsewhere herein). However, the amount of NOLs carried on the books of the Company has not been audited by the Internal Revenue Service (the "IRS"), and there can be no assurance that the IRS would agree with the Company as to the amount of NOL available to offset such gains. Use of the NOLs is subject to certain limitations, including those resulting from certain changes in the ownership of the Company. While the transfer restrictions which are applicable to the Company's equity securities are intended to minimize the risk of such ownership changes, ownership changes unknown to the Company may have occurred despite or in violation of such restrictions. In addition, the Code and related case law limit the ability to use NOLs to offset certain "built-in" gains on contributed its property. Although the Company does not believe that such limitations on the use of its NOLs would apply to the disposition of the Stater Preferred Stock, there can be no assurance that the IRS would not take a different position. Also, if the IRS were to determine that the principal purpose of the Stock Transactions was to make use of the NOLs and the Company could not show otherwise, such use may not be available. In such case, the financial position of the Company could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     Reading Australia's business plan provides for the development of Country Cinemas and Entertainment Centers (See Item I, Business). The Country Cinemas are smaller and more likely to be located in leased premises while the Entertainment Cinemas are generally free-standing sites, many of which will include related retail developments which may be developed or sold as the Company's theaters are developed. It is intended that the Entertainment Centers be constructed on land owned by the Company and, accordingly, such centers are capital intensive at this stage of development. Reading Australia has signed three purchase agreements and a development agreement to acquire sites which will require the payment of approximately $19,300,000. If all of these projects are developed, Reading Australia estimates the total development cost of these four entertainment centers will aggregate in excess of $100,000,000, over the next two to three years.

     To provide Reading Australia with funding needed to complete its theater development plans without requiring REI to guarantee the indebtedness of Reading Australia and as a means of minimizing the Company's exposure to fluctuations in the value of the Australian dollar and to demonstrate the Company's commitment to the Australian market, the Company contributed its Stater Preferred Stock to Reading Australia. The Company anticipates that Reading Australia will pledge the Stater Preferred Stock as collateral for Australian dollar borrowings and Reading Australia has had preliminary discussions in furtherance thereof. In addition, the Company has been advised that Stater is considering exercising its right to repurchase the Stater Preferred Stock and that such repurchase may occur as early as prior to the end of Stater's fiscal year, September 30, 1997. If such repurchase were to occur, the repurchase would be at stated value, $69,365,000. However, there can be no assurance that such repurchase can or will be effected. The Company's contribution of the Stater Preferred Stock to Reading Australia resulted in a taxable gain (for federal tax purposes) of approximately $62,977,000 and resulted in an AMT liability of $1,260,000.

     Cine Vista opened a new six-plex on March 26, 1997 and will close four of six screens at another location in April 1997 in order to initiate construction of a new eight-plex at the same location, which construction is anticipated to be completed in mid-1998. The Company anticipates that it will invest approximately $8.4 million in 1997 and 1998 in furtherance of these two projects. Cine Vista is also negotiating provisions of an agreement to expand one facility and to open new theaters at two new sites which, collectively could result in the addition of up to 30 new screens. The timing of the additions is not predictable nor is the Company assured of concluding these proposed developments. The capital cost of these new additions is estimated to total approximately $15 million. Cine Vista may use funds available under its Line of Credit (See Note 10 to the Consolidated Financial Statements contained elsewhere herein) to fund its theater development activities.

     The Company recently announced the signing of a lease for the first new theater based upon the Angelika concept to be located in Houston, Texas. The Company is actively seeking sites to develop Angelika type theaters throughout the United States and will consider acquiring leasehold or ownership interests in conjunction with such developments. The cash cost of such developments can range from approximately $1.5 million for a turnkey leased facility to over $7 million for an owned site.

     If the Company is successful in its efforts to develop all of the projects which it is presently considering, its capital requirements over the next three years will exceed its existing cash balances, the value of the Stater Preferred Stock (or the proceeds thereof) and existing borrowing arrangements. However, the Company believes that additional funding could be realized through, among other things, bank borrowings, sale and lease back transactions and the issuance/sale of additional equity either of REI, Reading Australia or at the project level.

     The following summarizes the major sources and uses of cash funds in each of the three years ended December 31, 1996, 1995 and 1994:

1996:
-----

     "Unrestricted cash and cash equivalents increased $4,491,000 in 1996 from $44,189,000 in 1995 to $48,680,000 at December 31, 1996. Working capital increased $62,000 from $42,666,000 at December 31, 1995 to $42,728,000 at
December 31, 1996.

     While not necessarily indicative of its results of operations determined under generally accepted accounting principles, Cine Vista's and the Angelika's (net of minority interest of $67,000) operating cash flow (income before depreciation and amortization) of $2,520,000 contributed to the Company's liquid funds in 1996. Other principal sources of liquid funds in 1996 were $4,165,000 in "Interest and dividend" income, $4,327,000 in "Other income," $11,686,000 in proceeds from the Stock Transactions (net of $1,505,000 of paid and accrued expenses and inclusive of the proceeds from the redemption of the Citadel Series B Preferred Stock), and Craig contributions of $12,888,000 to Reading International which benefited the Company upon the Company's acquisition of 100% ownership in Reading International. Additionally, principal sources of liquid funds included a net increase of $4,544,000 in "Accounts payable and accrued expenses."

     In addition to operating expenses, other uses of liquid funds in 1996 included, the purchase of the Angelika for $9,217,000 (total purchase price of $12,570,000 net of a credit of $1,285,000 for a judgement secured by a portion of the stock of the seller of the Angelika (the "Angelika Judgement") and the minority partner contribution of $2,068,000), the purchase of the Citadel Common Stock (see Note 3 to the Consolidated Financial Statements contained elsewhere herein) for $3,325,000, purchases, primarily by Reading Australia, of $11,075,000 in property and equipment and a net increase in "Amounts receivable" of $2,406,000.

1995:
-----

     "Unrestricted cash and cash equivalents" together with "Available-for-sale securities" decreased $747,000 in 1995 from $44,936,000 in 1994 to $44,189,000 at December 31, 1995. Working capital decreased $717,000 from $43,383,000 at December 31, 1994 to $42,666,000 at December 31, 1995.

     Cine Vista's operating cash flow (income before depreciation and amortization) of $2,625,000 contributed to the Company's liquid funds in 1995. Other principal sources of liquid funds in 1995 were $2,435,000 in "Interest and dividends" income and $2,341,000 in "Other income" proceeds from litigation.

     In addition to operating expenses, principal uses of liquid funds in 1995 include a $1,040,000 increase in amounts "Due from affiliate" related to the Company's advance to Reading International on behalf of Craig of its share of certain capital contributions to the entity, which amount was reimbursed by Craig in February 1996, a $1,040,000 contribution to Reading International (the Company's share), $1,828,000 for the purchase of property, plant and equipment related primarily to Cine Vista's new eight screen multiplex theater which commenced operations during December 1995 and $1,285,000 for the purchase of the Angelika Judgement.

1994:
-----

     "Unrestricted cash and cash equivalents" together with "Available-for-sale securities" decreased $21,378,000 in 1994 from $66,314,000 at December 31, 1993 to $44,936,000 at December 31, 1994 due primarily to the $22,700,000 purchase of Cine Vista. Working capital decreased accordingly.

     While not necessarily indicative of its results of operations determined under generally accepted accounting principles, Cine Vista's operating cash flows (income before depreciation and amortization) of $1,573,000 for the period subsequent to July 1, 1994 (the acquisition effective date) contributed to the Company's liquid funds in 1994. Other principal sources of liquid funds were $2,134,000 in "Interest and dividends" income and receipt of $1,000,000 in full repayment of a loan made in 1993 to an officer of Reading Cinemas in accordance with the terms of his employment by the Company. Other sources of liquid funds included a net increase of $829,000 in "Accounts payable and accrued expenses," primarily due to Cine Vista operations subsequent to the purchase date.

     In addition to the purchase of Cine Vista, principal uses of liquid funds include a net increase of $565,000 in "Amounts receivable," and a net decrease of $458,000 in other liabilities.

     Prior to the Company's 1981 quasi-reorganization, the Company had extensive railroad and related operations. Such operations may have contributed to environmental contamination of properties now owned by the Company, previously sold by the Company, or to which the Company, prior to its reorganization, sent waste. The ultimate extent of liabilities, if any, with respect to such matters, as well as the timing of cash disbursements, if any, cannot be determined. However, management is of the opinion, based on the information currently known, that while the ultimate liability resulting from such matters could have a material effect upon the results of operations in a given year, they will not have a material adverse effect upon the Company's financial position or liquidity.

RESULTS OF OPERATIONS

     Due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities, the effect of litigation awards and settlements, the third quarter acquisition of the Angelika and the fourth quarter 1996 closing of the Stock Transactions, historical revenues and earnings have varied significantly and are not indicative of future operating results.

Revenue
-------

     Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below in each of the three years ended December 31, 1996 inclusive of minority interest where applicable:

               1996                1995                1994
               ----                ----                ----
           $18,236,000         $14,925,000          $8,080,000

     Theater Revenue includes revenues from Cine Vista since its acquisition on July 1, 1994 and the results of the Angelika subsequent to the Angelika's acquisition on August 28, 1996. Cine Vista's Theater Revenue increased approximately 4% between 1995 and 1996 as a result of the addition of a new eight screen theater which commenced operations in late 1995. Cine Vista's Theater Revenues on a same theater basis decreased approximately $686,000 (4.6%) between 1995 and 1996 primarily as a result of the opening by a competitor of three new multiplex theaters in the San Juan metropolitan market.

     Theater Revenues in 1996 included $2,713,000 in revenue (inclusive of minority interest) from the Angelika for the period beginning August 28, 1996 (the date that the Company's interest in the Angelika was acquired) through the end of 1996. Revenues from admissions at the Angelika increased approximately 32% from the admission revenues recorded by the Angelika in the same period of the prior year (such revenues which were recorded prior to the Company's acquisition of the Angelika are therefore not included the Company's consolidated financial results). The Company opened its first theater in Australia, a six-plex located in Townsville, Queensland, at the end of December. Revenues from the new theater were not material in 1996 and have not been included in the consolidated financial results of the Company in 1996.

     In 1997, the Company will receive the benefit of a full year of Angelika Theater Revenues (which totaled $7,549,000 in 1996) and the results of the Company's theater in Townsville, Australia. Cine Vista opened a new six-plex in March 1997 and in mid-1997 will close four of six screens at another location to initiate construction of a new eight-plex at the location which construction is anticipated to be completed in mid-1998. Accordingly, Cine Vista anticipates a net increase of two screens in 1997 and the addition of six more screens in mid-1998. However, the increased competition in the San Juan metropolitan market is expected to decrease theater revenues in 1997, relative to 1996 levels, if overall box office revenues on the island remain equal to the prior year.

     Real Estate revenues include rental income and the net proceed of sales of the Company's real estate. Real estate revenues increased from $272,000 in 1995 to $543,000 in 1996. Real estate revenues totaled $697,000 in 1994. Rental income in 1995 and 1994 was approximately equal, however in 1996 it included $289,000 from rentals on the leased equipment (See Note 4 to the Consolidated Financial Statements included elsewhere herein). Gains on sale of property totaled ($43,000, $0 and $308,000, in each of the three years ended December 31, 1996, 1995 and 1994, respectively. Real estate revenues in 1994 included $179,000 from the collection, by a real estate joint venture, of certain insurance proceeds. The Company has 28 parcels and rights-of-way remaining, many of which are of limited marketability. Future real estate revenues may increase as larger properties are sold. However, management believes that most of the properties held for sale will be liquidated within the next three years.

     Interest and dividend revenues were as follows in each of the three years ended December 31, 1996, 1995 and 1994:

                    1996           1995           1994
                    ----           ----           ----
                 $4,165,000     $2,435,000     $2,134,000

     The increase in interest income between 1994 and 1995 resulted from higher interest yields on invested funds. Interest and dividend income increased $1,730,000 in 1996 largely as a result of the Company's acquisition of the Stater Preferred Stock on October 15, 1996 in the Stock Transactions. The Stater Preferred Stock has a dividend yield of 10.5% and contributed approximately $1,377,000 since its acquisition. The increase in interest and dividend income associated with the Stater Preferred Stock was offset somewhat by lower average investable fund levels (due in part to the purchase of the Angelika) during the period prior to the closing of the Stock Transactions.

Expenses
--------

     "Theater costs," "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista and the Angelika's operations. These costs inclusive of minority interest increased $3,440,000 from $12,793,000 in 1995 to $16,233,000 in 1996 due primarily to increased costs associated with higher revenues, the operating expenses associated with the addition of a new Cine Vista eight-screen theater in late 1995 and the inclusion of $2,300,000 of theater costs associated with the Angelika's operations subsequent to acquisition. During the fourth quarter of 1996, the minimum wage for Puerto Rico was increased by approximately 15%. Since most of Cine Vista's theater employees are paid minimum wage, the increase will have a negative effect on its operating results in future periods.

     "General and administrative" expenses for the years listed below include the following components:

                                   1996      1995      1994
                                   ----      ----      ----
          Cine Vista              $1,050    $  922    $  427

          Angelika/(1)/              137         0         0

          Australia/(1)/           2,057       390         0

          Other, general           3,087     3,278     4,126
                                   -----     -----     -----

           Total                  $6,331    $4,590    $4,553
                                  ======    ======    ======

     /(1)/Net of minority interest for applicable periods.

     Cine Vista "General and administrative" expense increased in 1995 from 1994 due mainly to the fact that 1994 only included such expenses from the Company's acquisition of Cine Vista on July 1, 1994.

     The "Australia" component increased $1,666,000 in 1996 as compared to 1995 due to an increase in professional fees associated with the development of various theater sites, some of which were ultimately not selected by the Company, as well as a full year of salary expense associated with the employees located in Australia.

     The "Other general" component of "G&A" decreased $849,000 from 1994 to 1995 largely as a result of the inclusion in 1994 of $795,000 related to a provision for uncollectible loans.

     The investment in and operating results of Reading International were reported under the equity method through 1995. On October 15, 1996, the Company acquired, among other things, ownership of all of Reading International and consolidated the results of Reading International with the results of the Company in 1996. (See Note 3 to the Consolidated Financial Statements contained elsewhere herein). "Equity loss from investment in Australian joint venture" appearing in the 1995 Consolidated Statement of Operations reflects the Company's 50% share of the initial general and administrative expenses in Australia and noncapitalized development expenditures relating to new theater site analysis and selection (See Note 8 to the Consolidated Financial Statements contained elsewhere herein). Reading Australia's first theater opened at the end of 1996, however related operations have not been included in the Consolidated Statement of Operations for 1996 as they are not material. Reading Australia anticipates continuing losses during the next several years until additional new theaters are developed and operations increased.

     A "Provision for environmental matters" of $1,306,000 was recorded in 1994 and relates primarily to the Douglassville disposal site (See Note 10 to the Consolidated Financial Statements contained elsewhere herein).

Equity in Earnings of Affiliate
-------------------------------

     The $1,526,000 in "Equity in earnings of affiliate" reflects earnings from the Company's investment in Citadel. Citadel's 1996 earnings include a nonrecurring gain on sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition, for financial statement purposes, of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel (See Note 4 to the Consolidated Financial Statements included elsewhere herein).

Other Income
------------

     "Other income" totaled $4,327,000, $2,341,000 and $79,000 in the three years ended December 31, 1996, 1995 and 1994, respectively, and is primarily comprised of litigation settlements and awards. The principal components of "Other income" in 1996 included a $2,360,000 settlement of the Company's claim against Conrail, the City of Philadelphia, the Southeastern Pennsylvania Transportation Authority and several other parties for reimbursement of costs incurred by the Company associated with cleanup of PCB continuation to certain properties formerly owned by the Company (See Note 10 to the Consolidated Financial Statements contained elsewhere herein), a $941,000 gain from the redemption of the Citadel Series B Preferred Stock, which resulted from the requirement that the Citadel Series B Preferred Stock be recorded at the value reflected on Craig's books at the time of the Stock Transactions, and $1,119,000 received net of expenses in settlement of a claim against a third party for failure to pay certain fees.

     "Other income" in 1995 included $1,146,000 received in settlement of a condemnation claim, a $425,000 settlement of certain litigation relating to a lease of a property developed by the Company, $319,000 received in settlement of two matters related to the Company's former railroad operations, and $233,000 relating to the expiration of the time period for redemption of unclaimed reorganization debt obligations.

Minority Interest
-----------------

     Minority interest of $321,000 in 1996 included Craig's $388,000 share of Reading International's loss for the period prior to the Company's acquiring 100% ownership in the Stock Transactions, offset by $67,000 of the minority share of the Angelika income.

Income Tax Provision
--------------------

     The income tax benefit in 1996 included the $3,957,000 benefit associated with the reversal of the tax asset valuation allowance, described above, offset by AMT of $2,195,000, an accrual for foreign withholding taxes of $446,000 which will be paid if certain intercompany loans are repaid and state taxes of $80,000 (See Note 6 to the Consolidated Financial Statements contained elsewhere herein). "Income Tax" expense in 1995 was composed primarily of AMT expense.

Net Income (Loss)
-----------------

     As a result of the above, "Net income" increased from $2,351,000 in 1995 to $7,003,000 in 1996. In 1994 the Company recorded a loss of $1,652,000.

Net Income (Loss) Applicable to Common Shareholders
---------------------------------------------------

     In 1996, "Net income applicable to common stockholders" has been reduced by the 6.5% per annum dividend on the $62,000,000 of Convertible Preferred Stock for the period subsequent to the closing on the Stock Transactions, and amortization of the Asset Put Option (See "Financial Reporting Considerations," above).

EFFECTS ON INFLATION

     The Company does not believe that inflation has a material effect upon its existing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" in 1996. SFAS 107 requires the disclosure of the fair value of certain financial instruments for which it is practicable to estimate that value and requires the disclosure of significant assumptions used in such estimates.

     The Company also adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain intangible assets and costs in excess of net assets related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. SFAS No. 123 establishes a fair value method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company has elected to continue to account for stock based compensation according to the provisions of APB No. 25, "Accounting for Stock Issued to Employees."

FORWARD-LOOKING STATEMENTS

     From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing, including those contained herein. Such forward-looking statements may be included in, without limitation, reports to stockholders, press releases, oral statements made with the approval of an authorized executive officer of the Company and filings with the Securities and Exchange Commission. The words or phrases "anticipates," "expects," "will continue," "estimates," "projects," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases and permits for new multiplex locations, construction risks and delays, the lack of strong film product, the impact of competition, market and other risks associated with the Company's investment activities and other factors described herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to pages F-1 through F-26.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item, to the extent that it relates to directors of the Company, is incorporated by reference to the Company's proxy statement with respect to its 1997 Annual Meeting of Shareholders and, to the extent that it relates to executive officers, appears in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's proxy statement with respects to its 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's proxy statement with respect to its 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's proxy statement with respect to its 1997 Annual Meeting of Shareholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                  PAGE
(a)(1)    Financial Statements

             Consolidated Balance Sheets as of December 31, 1996 and
                December 31, 1995                                                 F-1 - F-2

             Consolidated Statements of Operations for the years ended            F-3
                December 31, 1996, December 31, 1995 and
                December 31, 1994.

             Consolidated Statements of Cash Flows for the years ended            F-4 - F-5
                December 31, 1996, December 31, 1995 and
                December 31, 1994.

             Consolidated Statements of Shareholders' Equity for the years        F-6 - F-7
                ended December 31, 1996, December 31, 1995 and
                December 31, 1994.

             Notes to Consolidated Financial Statements.                          F-8 - F-25

             Report of Independent Auditors - Ernst & Young LLP.                  F-26

     All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3)    Exhibits

          2.1 Agreement and Plan of Merger Among Reading Company, Reading Entertainment, Inc., and Reading Merger Co. (Incorporated by reference to Exhibit A to the Proxy Statement/Prospectus included in Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

          3(i) Certificate of Incorporation of Reading Entertainment, Inc. as amended. (Incorporated by reference to Exhibit B to the Proxy Statement/Prospectus included in Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

          3(ii) Bylaws of Reading Entertainment, Inc. (Incorporated by reference to Exhibit C to the Proxy Statement/Prospectus included in Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)


          4.1 Certificate of Designations, Preferences and Rights of Series A Voting Cumulative Convertible Preferred Stock and Series B Voting Cumulative Convertible Preferred Stock of Reading Entertainment, Inc. (Incorporated by reference to Exhibit G to the Proxy Statement/Prospectus included in Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

          10.1 Reading Company 1982 Non-Qualified Stock Option Plan, as Amended. (Incorporated by reference to Exhibit 4(b) to Reading Company's Registration Statement No. 2-83039, as amended.)

          10.2 Reading Company 1982 Incentive Stock Option Plan, as Amended. (Incorporated by reference to Exhibit 4(a) to Reading Company's Registration Statement No. 2-83039, as amended.)

          10.3 Reading Company 1992 Non-Qualified Stock Option Plan. (Incorporated by reference to Exhibit 4(B) to Reading Company's Registration Statement No. 33-57222, as amended.)

          10.4 Executive Sharing Agreement by and between Reading Cinemas, Inc. and City Cinemas Corp. dated as of November 1, 1993. (Incorporated by reference to Exhibit 10.1 to Reading Company's Annual Report on Form 10-K for the year ended December 31, 1993.)

          10.5 Purchase Agreement dated July 8, 1994 by and among Theater Acquisitions, L.P., Theater Acquisitions of Puerto Rico, Inc., and Reading Company. (Incorporated by reference to Exhibit 2(a) to Reading Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994.)

          10.6 Letter Agreement dated August 9, 1994 by and among Theater Acquisitions, L.P., Theater Acquisitions of Puerto Rico, Inc., and Reading Company. (Incorporated by reference to Exhibit 2(b) to Reading Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994.)

          10.7 Credit Agreement by and between Reading Cinemas of Puerto Rico, Inc., and Citibank, N.A., as administrative agent for the Lenders thereunder dated as of December 20, 1995. (Incorporated by reference to Exhibit 10.11 to Reading Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

          10.8 The First Amendment dated February 7, 1996 to the Credit Agreement by and between Reading Cinemas of Puerto Rico, Inc., and Citibank, N.A., as administrative agent for the Lenders thereunder dated as of December 20, 1995. (Incorporated by reference to Exhibit 10.12 to Reading Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

          10.9 Limited Liability Company Agreement of Reading International Cinemas LLC dated November 9, 1995. (Incorporated by reference to Exhibit 10.13 to Reading Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

          10.10 RC Revocable Trust Agreement between Reading Investment Company, Inc. and Craig Corporation and Craig Management, Inc., as trustee, dated November 9, 1995. (Incorporated by reference to Exhibit 10.14 to Reading Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

          10.11 Stock Purchase and Sale Agreement dated as of March 30, 1996 by and between Reading Holdings, Inc. and Craig Corporation. (Incorporated by reference to Exhibit 10.18 to Reading Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

          10.12 Amended and Restated Capital Funding Agreement by and between Reading Investment Company, Inc., Craig Corporation, Craig Management, Inc., and Reading International

                    Cinemas LLC. (Incorporated by reference to Exhibit 10.19 to Reading Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

          10.13 Service Deed between Australia Cinema Management Pty Limited and John Rochester dated May 7, 1996. (Incorporated by reference to Exhibit 10.20 to Reading Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.)

          10.14 Exchange Agreement among Reading Company, Reading Entertainment, Inc., Craig Corporation, Craig Management, Inc., Citadel Holding Corporation, and Citadel Acquisition Corp., Inc. (Incorporated by reference to Exhibit F to the Proxy Statement/Prospectus included in Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

          10.15 Asset Put and Registration Rights Agreement dated October 15, 1996 by and among Reading Entertainment, Inc., Citadel Holding Corporation, and Citadel Acquisition Corp., Inc.

          10.16 Certificate of Designation of the Series B 3% Cumulative Voting Convertible Preferred Stock of Citadel Holding Corporation.

          10.17 Preferred Stock Purchase Agreement dated November 10, 1994, between Citadel Holding Corporation and Craig Corporation. (Incorporated by reference to Exhibit 2 to Citadel Holding Corporation's Report on Form 8-K dated November 14, 1994).

          10.18 Option Agreement, dated September 3, 1993, among Stater Bros. Holdings Inc., Craig Corporation, and Craig Management Inc. (Incorporated by reference to Exhibit 10.24 to Craig Corporation's Annual Report on Form 10-K for the year ended September 30, 1993.)

          10.19 The Sale Agreement dated as of July 1, 1996, by and among Reading Investment Company, Inc., as Purchaser, AFCI, as Seller, and Houston Cinema, Inc., with all Exhibits and Schedules omitted. (Incorporated by reference to Exhibit 2(a) to Reading Company's Report on Form 8-K dated August 27, 1996.)

          10.20 Amendment to the Sale Agreement made and entered into as of July 27, 1996 by and among Reading Investment Company, Inc., AFCI and Houston Cinema, Inc. (Incorporated by reference to
                    Exhibit 2(b) to Reading Company's Report on Form 8-K dated August 27, 1996.)

          10.21 $2,000,000.00 Non-Negotiable Secured Promissory Note dated as of August 27, 1996 (the "Holdback Note") by AFC, as Maker, to AFCI, as Payee. (Incorporated by reference to Exhibit 2(c) to Reading Company's Report on Form 8-K dated August 27, 1996.)

          10.22 Pledge Agreement dated August 27, 1996 by and among AFCI, as Secured Party, and AFC, as Debtor, concerning the cash security for the Holdback Note. (Incorporated by reference to Exhibit 2(d) to Reading Company's Report on Form 8-K dated August 27, 1996.)

          10.23 The Agreement of Lease between Cable Building Associates and Houston Cinema, Inc. dated March 4, 1988 together with Amendment of Lease dated December 26, 1989. (Incorporated by reference to Exhibit 10.31 to Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

          10.24 Limited Liability Company Agreement between Angelika Cinemas, Inc. and Sutton Hill Associates dated August 27, 1996. (Incorporated by reference to Exhibit 10.32 to Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413

          10.25 Management Agreement dated as of August 27, 1996 between Angelika Film Centers, LLC and City Cinemas Corporation. (Incorporated by reference to Exhibit 10.33 to Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

          10.26 Restated Certificate of Incorporation of Stater Bros. Holdings Inc. (Incorporated by reference to Exhibit 3.1 to Stater Bros. Holdings Inc. Registration Statement on Form S-4, File No. 33-77296.)

          10.27 Purchase Agreement between Equipment Leasing Associates 1995-VI Limited Partnership and FA, Inc. effective December 20, 1996.

          10.28 Master Lease Agreement between FA, Inc. and Equipment Leasing Associates 1995-VI Limited Partnership dated December 20, 1996.

          10.29 Nonrecourse Promissory Note between FA, Inc. and Equipment Leasing Associates 1995-VI Limited Partnership effective December 20, 1996.

          10.30 Lease Rental Purchase Agreement between FA, Inc. and Ralion Financial Services, Inc. dated December 31, 1996.

          21(i)     List of Subsidiaries of Reading Entertainment, Inc.

          23.1      Consent of Independent Auditors - Ernst & Young LLP

          27        Financial Data Schedule

(b)       Reports on Form 8-K.

          The Company filed current reports on Form 8-K on October 30, 1996.

(c)       See item 14(a)(3) above.

(d)(1)    Not applicable.

(d)(2)    Not applicable.

(d)(3)    Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                READING ENTERTAINMENT, INC.

                                              By: /s/ Robert F. Smerling
                                                  ------------------------------
                                                  Robert F. Smerling, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  Signature                         Title                           Date


/s/ James J. Cotter                                                 4/14/97
--------------------------------
James J. Cotter                     Chairman and Director


/s/ S. Craig Tompkins                                               4/14/97
--------------------------------
S. Craig Tompkins                   Vice Chairman and Director


/s/ James A. Wunderle                                               4/14/97
--------------------------------
James A. Wunderle                   Executive Vice President,
                                    Chief Financial Officer and
                                    Treasurer
                                    (Principal Financial Officer)


/s/ Eileen M. Mahady                                                4/14/97
--------------------------------
Eileen M. Mahady                    Controller


/s/ Gregory R. Brundage                                             4/14/97
--------------------------------
Gregory R. Brundage                 Director


/s/ Edward L. Kane                                                  4/14/97
--------------------------------
Edward L. Kane                      Director


/s/ John W. Sullivan                                                4/14/97
--------------------------------
John W. Sullivan                    Director


/s/ Albert J. Tahmoush                                              4/14/97
--------------------------------
Albert J. Tahmoush                  Director

                                 Exhibit Index
                                 -------------

Exhibit
  No.
  --

10.15 Asset Put and Registration Rights Agreement dated October 15, 1996 by and among Reading Entertainment, Inc., Citadel Holding Corporation, and Citadel Acquisition Corp., Inc.

10.16 Certificate of Designation of the Series B 3% Cumulative Voting Convertible Preferred Stock of Citadel Holding Corporation.

10.27 Purchase Agreement between Equipment Leasing Associates 1995-VI Limited Partnership and FA, Inc. effective December 20, 1996.

10.28 Master Lease Agreement between FA, Inc. and Equipment Leasing Associates 1995-VI Limited Partnership dated December 20, 1996.

10.29 Nonrecourse Promissory Note between FA, Inc. and Equipment Leasing Associates 1995-VI Limited Partnership dated December 20, 1996.

10.30 Lease Rental Purchase Agreement between FA, Inc. and Ralion Financial Services, Inc. dated December 31, 1996.

21(i)  List of Subsidiaries of Reading Entertainment, Inc.

23.1   Consent of Independent Auditors - Ernst & Young LLP

27     Financial Data Schedule

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                                      December 31,
-----------------------------------------------------------------------------------------------------
                                                                                    1996        1995
-----------------------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash and cash equivalents                                                         $48,460     $44,189
Amounts receivable, less allowance of $70 in 1996 and $291 in 1995                  3,117         711
Due from affiliate                                                                      0       1,040
Restricted cash                                                                     3,683         360
Inventories                                                                           151         112
Prepayments and other current assets                                                  814         498
-----------------------------------------------------------------------------------------------------
     Total current assets                                                          56,445      46,910
-----------------------------------------------------------------------------------------------------

Investment in Stater Preferred Stock                                               67,978           0
Investment in Citadel Common Stock                                                  4,850           0
Net investment in leased equipment                                                  2,125           0
Restricted cash                                                                       517         362
Property and equipment:
 Land                                                                               7,332           0
 Buildings                                                                            743         733
 Capitalized premises lease                                                           538         538
 Leasehold improvements                                                             5,774       5,095
 Equipment                                                                          5,990       3,787
 Construction-in-progress and property development costs                            2,562         236
                                                                                   ------      ------
                                                                                   22,939      10,389
Less: Accumulated depreciation                                                      1,809       1,176
                                                                                   ------      ------
                                                                                   21,130       9,213
Other assets, less valuation allowance of $42                                       2,480       3,521
Intangible assets:
 Beneficial leases - net of accumulated amortization of $2,284
   in 1996 and $1,370 in 1995                                                      14,624      15,538
 Cost in excess of assets acquired - net of accumulated
   amortization of $197 in 1996                                                    11,605           0
-----------------------------------------------------------------------------------------------------
                                                                                  125,309      28,634
-----------------------------------------------------------------------------------------------------
                                                                                 $181,754     $75,544
=====================================================================================================

See Notes to Consolidated Financial Statements.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                             December 31,
-----------------------------------------------------------------------------------------------
                                                                           1996        1995
-----------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                           $5,183      $2,279
Accrued taxes                                                               3,156         442
Accrued property costs and other                                            1,240         308
Film rent payable                                                           1,102         299
Note payable                                                                1,500           0
Property purchase commitment                                                  230           0
Due to affiliate                                                              183           0
Other liabilities                                                           1,122         916

------------------------------------------------------------------------------------------------
     Total current liabilities                                             13,716       4,244
------------------------------------------------------------------------------------------------

Capitalized lease, less current portion                                       516         521
Note payable                                                                  500           0
Other liabilities                                                           1,972       2,067
------------------------------------------------------------------------------------------------
     Total long term liabilities                                            2,988       2,588
------------------------------------------------------------------------------------------------

Minority interests                                                          2,096           0
Reading Entertainment Redeemable Series A Preferred Stock, par value        7,000           0
 $.001 per share, stated value $7,000; Authorized, issued and outstanding
 - 70,000 shares

Shareholders' Equity
Reading Entertainment Series B Preferred Stock, par value $.001 per share,
 stated value $55,000; Authorized, issued and outstanding - 550,000 shares      1           0
Reading Entertainment preferred stock, par value $.001 per share:
 Authorized - 9,380,000 shares; None issued                                     0           0
Reading Entertainment common stock, par value $.001 per share:
 Authorized - 25,000,000 shares; Issued and outstanding in 1996 --
 7,449,364 shares                                                               7           0
Reading Company preferred stock, par value $1.00 per share:
 Authorized in 1995 -- 5,000,000 shares; None issued                            0           0
Reading Company common stock, par value $.01 per share:
 Authorized -- 10,000,000 shares; Issued and outstanding in 1995 --
 11,530 shares                                                                  0           1
Reading Company Class A common stock, par value $.01 per share:
 Authorized -- 15,000,000 shares; Issued and outstanding 1995 --
 5,145,161 shares                                                               0          51
Reading Company Class A common stock in treasury, at cost:
 1995 -- 183,397 shares                                                         0      (2,622)
Other capital                                                             138,594      56,257
Retained earnings                                                          17,238      15,035
Foreign currency translation adjustment                                       114         (10)

------------------------------------------------------------------------------------------------
     Total shareholders' equity                                           155,954      68,712
------------------------------------------------------------------------------------------------
                                                                         $181,754     $75,544
================================================================================================

See Notes to Consolidated Financial Statements

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                         Year Ended December 31,
-----------------------------------------------------------------------------------
                                                       1996      1995      1994
-----------------------------------------------------------------------------------
REVENUES:
Theater:
  Admissions                                           $12,986   $10,356   $ 5,633
  Concessions                                            4,486     3,883     2,141
  Advertising and other                                    764       686       306
Real estate                                                543       272       697
Interest and dividends                                   4,165     2,435     2,134
-----------------------------------------------------------------------------------
                                                        22,944    17,632    10,911
-----------------------------------------------------------------------------------
EXPENSES:
Theater costs                                           13,631    10,784     5,742
Theater concession costs                                   821       640       360
Depreciation and amortization                            1,793     1,369       681
General and administrative                               7,106     4,200     4,553
Provision for environmental matters                          0         0     1,306
Equity loss from investment in Australian
  theater developments                                       0       390         0
-----------------------------------------------------------------------------------
                                                        23,351    17,383    12,642
-----------------------------------------------------------------------------------
(Loss) income from operations                             (407)      249    (1,731)
Equity in earnings of affiliate                          1,526         0         0
Other income, net                                        4,327     2,341        79
-----------------------------------------------------------------------------------
Income (loss) before income taxes (benefit) and
  minority interests                                     5,446     2,590    (1,652)
Minority interests                                        (321)        0         0
-----------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)              5,767     2,590    (1,652)
Income taxes (benefit)                                  (1,236)      239         0
-----------------------------------------------------------------------------------
Net income (loss)                                        7,003     2,351    (1,652)
Less: Preferred stock dividends and amortization
  of asset put option                                     (911)        0         0
-----------------------------------------------------------------------------------
Net income (loss) applicable to common
  shareholders                                          $6,092    $2,351   ($1,652)
===================================================================================

Per share information:
-----------------------------------------------------------------------------------
Net income (loss) applicable to common
  shareholders after preferred stock dividends
  and amortization of asset put option                   $1.11     $0.47    ($0.33)
===================================================================================

Weighted average common shares outstanding           5,494,145 4,973,369 4,973,548

See Notes to Consolidated Financial Statements.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                            Year Ended December 31,
------------------------------------------------------------------------------------------------------
                                                                          1996      1995      1994
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income (loss)                                                         $7,003    $2,351    ($1,652)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Condemnation award                                                           0    (1,146)         0
  Depreciation                                                               644       453        226
  Amortization                                                             1,149       916        455
  Deferred rent expense                                                      245       165         82
  Deferred income tax expense (benefit)                                   (3,957)      132          0
  Equity in earnings of affiliate                                         (1,526)        0          0
  Equity loss from Australian joint venture                                    0       390          0
  Minority interest in net loss of Australian joint venture                 (388)        0          0
  Minority interest in net income of the Angelika                             67         0          0
  Preferred stock redemption premium                                        (941)        0          0
  Gain on sale of real estate                                                (43)        0       (308)
  Gain on real estate joint venture investments                                0         0       (179)
  Discharge of reorganization obligations                                      0      (223)         0
  Provision for environmental matters                                          0         0      1,306
  Changes in operating assets and liabilities:
   (Increase) decrease in amounts receivable                              (2,406)      135       (565)
   (Increase) decrease in inventories                                        (17)      (26)        24
   (Increase) decrease in prepaids and other current assets                 (177)       95       (119)
   Decrease in notes receivable due from officer of subsidiary                 0         0      1,000
   Increase (decrease) in accounts payable and accrued expenses            4,544      (119)       829
   Increase (decrease) in film rent payable                                  769       (60)       (65)
   Decrease in other liabilities                                            (134)     (392)      (458)
  Other, net                                                                (403)      (49)       329

------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                 4,429     2,622        905
------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)

                                                                             Year Ended December 31,
-------------------------------------------------------------------------------------------------------
                                                                            1996       1995      1994
-------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                $  4,429   $ 2,622   $   905
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Purchase of the Angelika                                                   (12,570)        0         0
Reimbursement proceeds for the Angelika judgement                            1,293         0         0
Purchase of property and equipment                                         (11,075)   (1,828)      (66)
Proceeds from redemption of Citadel preferred stock investment               6,191         0         0
Purchase of Citadel common stock                                            (3,325)        0         0
(Increase) decrease in restricted cash                                      (1,478)      208        83
(Decrease) increase in due from affiliate                                    1,040    (1,040)        0
Investment in leased equipment (See Note 4)                                    (75)        0         0
Net proceeds from sales of real estate                                          91         0       570
Investment in Australian joint venture                                           0    (1,040)        0
Purchase of the Angelika judgement (See Note 3)                                  0    (1,285)        0
Purchase of Cine Vista                                                           0         0   (22,720)
Net proceeds from condemnation award                                             0     1,146         0
Net proceeds from real estate joint venture investments                          0       185       138
Purchases of available-for-sale securities                                       0      (510)  (12,261)
Sales and maturities of available-for-sale securities                            0    36,319    42,589

-------------------------------------------------------------------------------------------------------
 Net cash (used in) provided by investing activities                       (19,908)   32,155     8,333
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Proceeds from minority partner of Australian joint venture                  12,888         0         0
Cash acquired as a result of consolidation of Australian joint venture          95         0         0
Proceeds from issuance of Series A redeemable preferred stock                7,000         0         0
Proceeds from minority partner for purchase of the Angelika                  2,068         0         0
Distributions to minority partner of the Angelika                              (38)        0         0
Payments of Stock Transactions issuance costs                               (1,056)        0         0
Payment of preferred stock dividends                                          (910)        0         0
Payments of debt financing costs                                              (256)        0         0
Purchase of treasury stock                                                      (1)       (1)       (2)
-------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                        19,790        (1)       (2)
-------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                   180         0         0
-------------------------------------------------------------------------------------------------------
 Increase in cash and cash equivalents                                       4,491    34,776     9,236

 Cash and cash equivalents at beginning of year                             44,491     9,413       177
-------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                                $  48,680   $44,189    $9,413
=======================================================================================================

See Notes to Consolidated Financial Statements.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995, 1994
(IN THOUSANDS, EXCEPT SHARES)

                                --------------------Reading Company------------------  ------------Reading Entertainment---------
                                 Common Stock   Class A Common Stock   Treasury Stock     Common Stock   Series B Preferred Stock
                                -------------------------------------------------------------------------------------------------
                                Shares  Amount   Shares      Amount    Shares   Amount    Shares Amount  Shares       Amount
                                -------------------------------------------------------------------------------------------------
Balance at December 31, 1993    14,149  $    1   5,142,542   $   51  (183,116)  ($2,619)       0  $    0  $    0       $    0
Net loss
Adjustment to beginning
 balance for change in
 accounting method net of
 income taxes of $19
Change in unrealized gains
 and losses net of income
 taxes of $19
Reading Company common stock
 converted to Reading Company
 Class A common stock           (1,858)              1,858
Reading Company treasury
 stock purchased                                                         (134)       (2)
                                --------------------------------------------------------------------------------------------------
Balance at December 31, 1994    12,291       1   5,144,400       51  (183,250)   (2,621)     0       0       0            0
Net income
Change in unrealized gains
 and losses
Realization of tax benefit
 resulting from pre-quasi-
 reorganization
Foreign currency translation
 adjustment resulting from
 equity method of accounting
 in Reading International
Reading Company common stock
 converted to Reading Company
 Class A common stock             (761)                761
Reading Company treasury stock
 purchased                                                               (147)       (1)
                                --------------------------------------------------------------------------------------------------
Balance at December 31, 1995    11,530       1   5,145,161       51  (183,397)   (2,622)     0       0       0            0
                                --------------------------------------------------------------------------------------------------

                                                                        Foreign
                                Unrealized                              Currency
                                 Gains and        Other     Retained   Translation
                                 (Losses)        Capital    Earnings   Adjustment
                                ---------------------------------------------------
Balance at December 31, 1993     $      0        $55,057     $15,536    $       0
Net loss                                                      (1,652)
Adjustment to beginning
 balance for change in
 accounting method net of
 income taxes of $19                   38
Change in unrealized gains
 and losses net of income
 taxes of $19                        (324)
Reading Company common stock
 converted to Reading Company
 Class A common stock
Reading Company treasury
 stock purchased
                                -------------------------------------------------------
Balance at December 31, 1994         (286)        55,057      13,884            0
Net income                                                     2,351
Change in unrealized gains
 and losses                           286
Realization of tax benefit
 resulting from pre-quasi-
 reorganization                                    1,200      (1,200)
Foreign currency translation
 adjustment resulting from
 equity method of accounting
 in Reading International                                                     (10)
Reading Company common stock
 converted to Reading Company
 Class A common stock
Reading Company treasury stock
 purchased
                              -------------------------------------------------------
Balance at December 31, 1995            0         56,257      15,035          (10)
                              -------------------------------------------------------

Reading Entertainment, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (continued)
Years ended December 31, 1996, 1995, 1994
(in thousands, except shares)


                                                       -----------------------Reading Company-----------------------
                                                            Common Stock  Class A Common Stock  Treasury Stock
                                                       -----------------  -------------------- ---------------------
                                                           Shares Amount     Shares   Amount   Shares   Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                               11,530     $1     5,145,161   $51  (183,397) ($2,622)
Net income
Realization of tax benefit resulting
 from pre-quasi-reorganization
 operating loss carryforwards
Foreign currency translation
 adjustment resulting from equity
 method of accounting in Reading
 International
Reading Company common stock
 converted to Reading Company Class A
 common stock                                              (2,853)               2,853
Reading Company treasury stock
 purchased                                                                                        (120)      (1)
Reading Company Common and Class A
 common stock converted to Reading
 Entertainment common stock                                (8,677)    (1)   (5,148,014) (51)
Reading Company Class A common
 stock in treasury retired                                                                     183,517    2,623
Issuance of Reading Entertainment common
 stock and Series B Preferred to Craig in
 accordance with terms of Stock Transactions
Issuance costs of Stock Transactions
Reading Entertainment Series A and B
 preferred dividends declared
                                              --------------------------------------------------------------------------------------
Balance at December 31, 1996                                     0     $0            0    $0         0       $0
====================================================================================================================================

                                                                                                                            Foreign
                                            -----------Reading Entertainment------------- Unrealized                        Currency
                                                 Common Stock    Series B Preferred Stock  Gains and   Other   Retained  Translation
                                               ------------------------------------------
                                                Shares   Amount    Shares   Amount          (Losses)   Capital Earnings  Adjustment
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                          0      $0          0           $0          $0    $56,257  $15,035        ($10)
Net income                                                                                                        7,003
Realization of tax benefit resulting
 from pre-quasi-reorganization
 operating loss carryforwards                                                                           22,042   (3,957)
Foreign currency translation
 adjustment resulting from equity
 method of accounting in Reading
 International
Reading Company common stock                                                                                                    124
 converted to Reading Company Class A
 common stock
Reading Company treasury stock
 purchased
Reading Company Common and Class A
 common stock converted to Reading
 Entertainment common stock                   4,973,174       5                                             45
Reading Common Class A common
 stock in treasury retired                                                                              (2,622)
Issuance of Reading Entertainment common
 stock and Series B Preferred to Craig in
 accordance with terms of Stock Transactions  2,476,190       2    550,000            1                 64,377
Issuance costs of Stock Transactions                                                                    (1,505)
Reading Entertainment Series A and B
 preferred dividends declared                                                                                      (843)/(1)/
                                              --------------------------------------------------------------------------------------
Balance at December 31, 1996                  7,449,364      $7    550,000           $1          $0   $138,594  $17,238        $114
====================================================================================================================================

(1) Represents dividends per share of $1.36 for Reading Entertainment Series A redeemable preferred stock and dividends per share of $1.36 for Reading Entertainment Series B preferred stock.

See Notes to Consolidated Financial Statements.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


     In October 1996, Reading Company merged with a wholly owned subsidiary of Reading Entertainment, Inc., a newly formed Delaware corporation ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company"). As a result of the merger, shareholders of Reading Company became entitled to receive one share of REI Common Stock in exchange for each share of Reading Company Common Stock or Class A Common Stock (the "Reorganization") (See Note 2).

     The Company has operated motion picture exhibition theaters in leased locations in the Commonwealth of Puerto Rico under the name Cine Vista since 1994. In August 1996, the Company acquired an 83.3% interest in the Angelika Film Center (the "Angelika"), a multiplex theater located in New York City (See
 Note 3). In November 1995, the Company and Craig Corporation (together with its wholly owned subsidiaries, "Craig") formed Reading International Cinemas LLC ("Reading International"), a limited liability company owned equally by the Company and Craig until October 15, 1996, which has initiated theater development activities in Australia through Reading Australia Pty. Limited (together with its subsidiaries "Reading Australia"). On October 15, 1996, Reading Entertainment acquired ownership of 100% of Reading International (See
 Note 2). The Company is also a participant in two real estate joint ventures and holds certain property for sale located primarily in Philadelphia, Pennsylvania and has acquired certain leased equipment as an investment.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION: The consolidated financial statements of Reading Entertainment and Subsidiaries include the accounts of REI and its majority-owned subsidiaries including the results of the Angelika subsequent to August 27, 1996, the effective date of the Angelika acquisition. Significant intercompany transactions and accounts have been eliminated.

     INCOME TAXES: The Company underwent a quasi-reorganization in 1981. The quasi-reorganization did not require restatement of any assets or liabilities or any other modification of capital accounts. Through the year ended December 31, 1996, the Company is required to make a transfer from "Retained earnings" to "Other capital" in the Consolidated Statement of Shareholders' Equity in an amount equal to the tax benefit resulting from utilization of federal net operating loss carryforwards which relate to periods prior to the quasi-reorganization.

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     CASH EQUIVALENTS: The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair market value, and consist principally of federal agency securities and short-term money market instruments.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INVENTORIES: Inventories are comprised of confection goods used in Cine Vista's, the Angelika's and Reading Australia's operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

     PROPERTY AND EQUIPMENT: Property and equipment is carried at cost. Depreciation of buildings, capitalized premises lease, leasehold improvements and equipment is recorded on a straight-line basis over the estimated useful lives of the assets or, if the assets are leased, the remaining lease term (inclusive of options, if likely to be exercised), whichever is shorter. The estimated useful lives are generally as follows:

          Building and Improvements          40 years
          Equipment                        7-15 years
          Furniture and Fixtures              7 years
          Leasehold Improvements             20 years

     CONSTRUCTION IN PROGRESS AND PROPERTY DEVELOPMENT COSTS: Construction-in-progress and property development costs are comprised of all direct costs associated with the development of potential theater locations (whether for purchase or lease). Amounts are carried at cost unless management decides that a particular theater location will not be pursued to completion. If such a judgement is made, previously capitalized costs which are no longer of value are expensed.

     PROPERTY HELD FOR SALE: Property held for sale is carried at the lower of cost, including related holding costs, or estimated net realizable value and is classified as a noncurrent asset due to the inherent difficulty in estimating the timing of future sales.

     INTANGIBLE ASSETS: Intangible assets are comprised of beneficial theater leases used in Cine Vista's operations and cost in excess of net assets acquired in the acquisition of the Angelika.

     The amount of the purchase price of the Angelika assets in excess of the appraised value of the assets acquired is being amortized on a straight-line basis over a period of 20 years. The fair value of the assets was determined by an independent appraiser.

     The amount of the Cine Vista purchase price ascribed to the beneficial leases was determined by an independent appraiser computing the present value of the excess of market rental rates over the rental rates in effect under Cine Vista's leases at the time of the Company's acquisition of Cine Vista and allocating such amount as a component of the purchase price of Cine Vista. The beneficial leases are amortized on a straight-line basis over the remaining term of the underlying leases, which approximates 17 years.

     TRANSLATION OF NON-U.S. CURRENCY AMOUNTS: The financial statements and transactions of Reading Australia's operations (see Note 3) are maintained in their functional currency (Australian dollars) and translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as a separate component of shareholders' equity.

     INCOME (LOSS) PER SHARE: Income (loss) per share (Reading Entertainment Common Stock for the period subsequent to Reorganization and Reading Company Class A Common and Common Stock for periods prior to the Reorganization) is calculated by dividing net income (loss) available to common shareholders by the weighted average shares outstanding during the period and the dilutive effect, if any, of common stock equivalents that are outstanding. Net income available to common stock shareholders reflects the reduction for dividends declared on the Company's preferred stock and for amortization of an estimate of an asset put option had one been recorded (See Note 2).

     RECLASSIFICATION: Certain amounts in previously issued financial statements have been reclassified to conform with the current presentation.

     ACCOUNTING CHANGES: The Company adopted SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" in 1996. SFAS No. 107 requires the disclosure of the fair value of certain financial instruments for which it is practicable to estimate that value and requires the disclosure of significant assumptions used in such estimates.

     The Company also adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain intangible assets and costs in excess of net assets related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


     The Company adopted SFAS No. 123, "Accounting for Stock-based Compensation." in 1996. SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, and establishes accounting standards for issuance of equity instruments to acquire goods and services from non-employees.

NOTE 2- REORGANIZATION AND STOCK TRANSACTIONS

     In October 1996, two transactions were approved by the Company's shareholders, the Reorganization and the exchange by REI of capital stock for certain assets of Citadel Holding Corporation (together with its wholly owned subsidiaries, "Citadel") and Craig (the "Stock Transactions"). Both transactions were completed on October 15, 1996. The Reorganization was effected pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among Reading Company, REI, which was a newly formed, wholly-owned subsidiary of Reading Company, and Reading Merger Co. ("Merger Co.") which was a newly formed, wholly-owned subsidiary of REI. In the Reorganization, Reading Company merged with Merger Co. and each outstanding share of Reading Company's Common Stock and Class A Common Stock was converted into the right to receive one share of REI's Common Stock (the "Common Stock"). As a result of the Reorganization, Reading Company became a wholly-owned subsidiary of REI and the Shareholders of Reading Company became shareholders of REI.

     The Stock Transactions were carried out pursuant to an Exchange Agreement, dated September 4, 1996 (the "Exchange Agreement"). In the Stock Transactions, REI issued (i) 70,000 shares of Series A Voting Cumulative Convertible Redeemable Preferred Stock, (the "Series A Preferred Stock"), to Citadel, and granted certain contractual rights to Citadel, in return for $7 million in cash and (ii) 550,000 shares of Series B Voting Cumulative Convertible Preferred Stock, (the "Series B Preferred Stock"), and 2,476,190 shares of Common Stock to Craig in exchange for certain assets owned by Craig. The assets acquired by REI from Craig consist of 693,650 shares of Stater Bros. Holdings, Inc.'s ("Stater") Series B Preferred Stock (the "Stater Preferred Stock"), Craig's 50% membership interest in Reading International, of which an indirect wholly owned subsidiary of REI was the sole other member, and 1,329,114 shares of Citadel's 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share (the "Citadel Preferred Stock").

     The contractual rights granted to Citadel in the Stock Transactions are set forth in an Asset Put and Registration Rights Agreement pursuant to which Citadel has the right (the "Asset Put Option"), exercisable at any time after October 15, 1996 and until 30 days after REI files its Annual Report on Form 10-K for the year ending December 31, 1999, to require REI to acquire substantially all of Citadel's assets, and assume related liabilities (such as mortgages), for shares of Common Stock. In exchange for up to $20 million in aggregate appraised value of Citadel assets on exercise of the Asset Put Option, REI is obliged to deliver to Citadel a number of shares of Common Stock determined by dividing the appraised value of the Citadel assets by $11.75 if the notice of exercise is received by October 31, 1997 and $12.25 if notice is received thereafter. If the value of the Citadel assets is in excess of $20 million, REI is obliged to pay for the excess by issuing common stock at the then-fair market value up to a maximum of $30 million of assets. Also, in conjunction with the Stock Transactions, REI agreed to reimburse Citadel for its out-of-pocket costs with respect to the transaction, up to a maximum of $280,000.

     The Series A and Series B Preferred Stock (collectively the "Convertible Preferred Stock") have stated values of $7 million and $55 million, respectively. Citadel has the right during the 90-day period beginning October 15, 2001, or in the event of a change of control of REI, to require the Company to repurchase the Series A Preferred Stock at its stated value plus accrued and unpaid dividends or, in the case of a change in control, a premium. Due to the redemption provisions, the Series A Preferred Stock has not been included as a component of Shareholders' Equity in the Consolidated Balance Sheets and will be separately categorized as "Preferred Stock," until such time that the redemption provision is exercised or expires. For financial reporting purposes, the Company did not allocate any value to the Asset Put Option, due to the Company's belief that the value is immaterial and that the methods of valuing

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


options include numerous subjective assumptions and are not intended to value non-transferable options such as the Asset Put Option.

     REI and Citadel also agreed that immediately following REI's receipt of the Citadel Preferred Stock from Craig, the Company would deliver the Citadel Preferred Stock to Citadel in exchange for an equal number of shares of a new series of Citadel Preferred Stock (the "Citadel Series B Preferred Stock"). The Citadel Preferred Stock and the Citadel Series B Preferred Stock were substantially identical, except that the Citadel Series B Preferred Stock reduced the accrual rate on the redemption premium from 9% per annum to 3% per annum subsequent to the closing of the Stock Transactions and also provided that the Citadel Series B Preferred Stock could not be presented for conversion to Citadel common stock for a period of one year beginning 15 days after Citadel filed its 1996 Annual Report on Form 10-K with the Securities and Exchange Commission.

     On December 18, 1996, Reading Entertainment elected to convert the Citadel Series B Preferred Stock into Citadel common stock whereupon Citadel exercised its right to redeem the Citadel Series B Preferred Stock. Under the terms of the Citadel Series B Preferred Stock, the Company received all accrued and unpaid dividends and a redemption premium of $941,000, which premium was included in "Other income" in the fourth quarter Consolidated Statement of Operations in 1996.

NOTE 3-THEATER ACQUISITION AND DEVELOPMENT ACTIVITIES

     On August 27, 1996, the Company and Sutton Hill Associates ("Sutton Hill"), acquired from Angelika Film Centers, Inc. ("AFCI") the assets comprising the Angelika, a multiplex theater located in New York City. The purchase price of the Angelika was approximately $12,570,000 (subject to certain adjustments), inclusive of acquisition costs of approximately $529,000. The Company and Sutton Hill formed a limited liability company, Angelika Film Centers LLC ("AFC"), to hold their interest in the Angelika. AFC acquired the Angelika assets with a combination of available cash, a fully collateralized promissory note issued to AFCI in the amount of $2,000,000 and credit in full satisfaction of a judgement encumbering certain of the stock of AFCI, with interest on such judgement at a rate of 9% per annum. The Company had acquired the judgement from a bank for $1,285,000 in November 1995. The short-term portion ($1,500,000) and the long-term portion ($500,000) of the promissory note and an escrow established in relation to this future obligation have been classified a "Note payable" and "Restricted cash," respectively, in the Consolidated Balance Sheet as of December 31, 1996.

     The Company contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%. The operating agreement of AFC provides that all depreciation and amortization (the "Special Deductions") will first be allocated to Sutton Hill until the aggregate amount of such Special Deductions equals Sutton Hill's initial investment. Thereafter, the Company will receive all Special Deductions until the relative ownership interests are equal to the initial ownership interests of the parties. Sutton Hill has agreed to subordinate its interest in AFC to the Company's interest in order to permit the Company to pledge AFC and its assets as collateral to secure borrowing by the Company. In addition, Sutton Hill has agreed that the Company will be entitled to receive up to 100% of the proceeds of borrowing by AFC, up to the amount of the Company's initial capital contribution to AFC.

     AFC is managed by City Cinemas, a New York motion picture exhibitor and an affiliate of Sutton Hill, pursuant to the terms of a management agreement (the "Management Agreement"). The Management Agreement provides for City Cinemas to manage the Angelika for a minimum annual fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined in the Management Agreement) over prespecified levels provided, however, that the maximum annual fee (minimum fee plus incentive fee) may not exceed 5% of the Angelika'a annual revenues.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


     The Company's 83.3% interest in the Angelika was accounted for using the purchase method and the Angelika's operating results since the acquisition on August 27, 1996 have been consolidated with the operating results of the Company. Sutton Hill's initial capital investment and share of the Angelika's net earnings for the period subsequent to the acquisition of the Angelika have been recorded as "Minority interest" in the Consolidated Balance Sheet as of December 31, 1996.

     The pro forma consolidated operating results set forth below assume that the acquisition of the Angelika was completed at the beginning of 1995 and include the impact of certain adjustments, including amortization of intangibles, depreciation and reduction and reductions in "Interest and dividend" income resulting from payment of the purchase price.

                                             Year Ended December 31,
                                       ---------------------------------
                                          1996                   1995
                                       ----------             ----------
     Revenues                           $27,443                $24,530
                                       ==========             ==========

     Net income                          $6,861                 $1,944
                                       ==========             ==========

     Per Share:

     Net income                           $1.25                   $.39
                                       ==========             ==========

     Reading International Cinemas LLC
     ---------------------------------

     In November 1995, the Company and Craig formed Reading International to develop and operate multiplex cinemas in Australia under the operating name Reading Cinemas. On October 15, 1996, as a part of the Stock Transactions, Reading acquired Craig's 50% interest in Reading International. Since formation, Reading Australia has acquired a 50 acre site near Melbourne, signed three purchase agreements, a development agreement and entered into three leases of properties to be developed as theaters. Reading Australia's first theater commenced operations in late 1996. Reading International was equally owned by the Company and Craig prior to conclusion of the Stock Transactions on October 15, 1996 (See Note 2), and wholly-owned by the Company subsequent thereto.

     In 1996, the Company consolidated the financial results of Reading International and reflected Craig's 50% share of the losses prior to the Stock Transactions as "Minority Interest" (which amount totaled $388,000) in the Company's Consolidated Financial Statements.

     The pro forma consolidated operating results set forth below assume that the Company owned 100% of Reading International since formation, in November 1995, and include the impact of certain adjustments, including reductions in net income and "Interest and dividend" income resulting from the operations of and funding requirements associated with 100% ownership of Reading International.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                            Year Ended December 31,
                                            -----------------------
                                              1996            1995
                                            -------         -------
               Revenues                     $22,943         $17,632
                                            =======         =======
               Net income                    $6,614          $1,961
                                            =======         =======
               Per Share:

               Net income                     $1.20            $.39
                                            =======         =======

NOTE 4 - INVESTMENTS

     Citadel Holding Corporation
     ---------------------------

     In March 1996, the Company purchased from Craig 1,564,473 shares of the common stock of Citadel (the "Citadel Common Stock") for an aggregate purchase price of $3,324,505, representing slightly less than $2.125 per share and ownership of approximately 26.1% of Citadel Common Stock. On the day prior to the acquisition of the Citadel Common Stock, the closing price of the Citadel Common Stock on the American Stock Exchange was $2.25 per share. Upon acquisition of the Citadel Common Stock, the Company paid Craig with a five year unsecured, interest-bearing promissory note (the "Citadel Note"), which note was retired on July 29, 1996. Interest of approximately $85,000 was paid to Craig on the Citadel Note. The Company also acquired from Craig (for $50,000) a one-year option to acquire, at fair market value, the Citadel Preferred Stock, which option was canceled in conjunction with the Stock Transactions (See Note 2). The Company accounts for its investment in the Citadel Common Stock by the equity method.

     Citadel's net earnings from the Company's date of acquisition, March 29, 1996 through December 31, 1996, were $6,183,000, inclusive of a nonrecurring gain on the sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans and real estate by a previously owned subsidiary of Citadel. The Company's share of such earnings for the same period was $1,526,000, which amount is included in the Consolidated Statement of Operations for the year ended December 31, 1996 as "Equity in earnings of affiliate." Citadel's assets and liabilities totaled $30,292,000 and $12,568,000, respectively, as of December 31, 1996. Management believes that the December 31, 1996 carrying amount of the Citadel Common Stock investment approximates its fair value.

     The pro forma consolidated operating results set forth below assume that the acquisition of the Company's Common Stock interest in Citadel was completed at the beginning of 1995 and include the impact of certain adjustments, including an increase in interest expense resulting from the Citadel Note.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATE)

                                             Year Ended December 31,
                                             ----------------------
                                               1996           1995
                                             -------        -------
                 Revenues                    $22,943        $17,632
                                             =======        =======
                 Net income                   $6,992         $2,406
                                             =======        =======
                 Per Share:

                 Net income                    $1.27           $.48
                                             =======        =======

     State Preferred Stock
     ---------------------

     The 693,650 shares of Stater Preferred Stock acquired by the Company in the Stock Transactions have a liquidation preference, stated value and redemption value of $69,365,000 and a cumulative dividend preference of 10.5% through September 2002, increasing to 12% per annum in October 2002 and thereafter increasing 100 basis points per year to a maximum of 15%. The Stater Preferred Stock is redeemable by Stater without premium at anytime. In addition, the Company can require Stater to redeem the Stater Preferred Stock at stated value plus accrued and unpaid dividends beginning in 2009.

     Stater is a leading supermarket chain in Southern California, operating 110 supermarkets in the Inland Empire Region of Southern California. All of the common stock of Stater is owned by La Cadena Investments, a general partnership whose partners include three members of Stater's senior management. There is no public market for the Stater Preferred Stock, although the Company does have certain registration rights relating to such shares. The Stater Preferred Stock has been recorded on the Consolidated Balance Sheet as "Investment in Stater Preferrred Stock" and valued at $67,978,000 (98% of stated value) which amount is consistent with a valuation of the Stater Preferred Stock prepared by an independent investment banker.

     Net Investment in Leased Equipment
     ----------------------------------

     During 1996, a wholly-owned subsidiary of the Company purchased computer controlled manufacturing equipment for $40,934,000 which equipment was leased to manufacturing companies (the "User Leases"). Concurrent with the purchase of the equipment, the Company leased the equipment back to the seller, subject to the User Leases, for a period of five years (the "Wrap Lease"). The Company's investment in the equipment was funded through a cash payment of $1,944,000 and the issuance of a nonrecourse promissory note (the "Promissory Note") in the amount of $38,990,000. Payments due under the Wrap Lease were subsequently sold to a third party in return for a $32,000 payment and assumption by the purchaser of all obligations under the Promissory Note. The Company has retained all rights and interest in the equipment subject to the User Leases and the Wrap Lease. Therefore, the Company has rights to the residual value of the equipment upon conclusion of the Wrap Lease (which term exceeds the term of the User Leases). The residual interest has been reflected at its net cost, $2,125,000, in the Consolidated Balance Sheet at December 31, 1996 as "Net investment in leased equipment."

READING ENTERTAINMENT, INC., AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


NOTES 5-STOCK OPTION PLANS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related Interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company had options outstanding under three Stock Option Plans, the 1982 Incentive Stock Option Plan, the 1982 Non-qualified Option Plan (collectively, the "1982 Plans") and the 1992 Non-qualified Stock Option Plan (the "1992 Plan"). Each plan was approved by shareholders in the year of adoption. No further grants may be made under the 1982 Plans and all options outstanding thereunder are currently exercisable at an exercise price of $12.50 per share. All options granted under the 1982 Plans were at fair market value on the date of grant.

     The 1992 Plan reserved 500,000 shares for grant and provides for one-third of options granted to be immediately exercisable, one-third exercisable on the first anniversary of the date of grant, and the final one-third exercisable upon the second anniversary date of the date of grant unless the Executive Committee of the Board of Directors (the "Committee"), in its discretion, decides otherwise. Options granted under the 1992 Plan shall not be for less than 100 percent of the fair market value on the date of grant and expire ten years from the date of grant and may contain certain other terms and conditions as determined by the Committee. All options granted under the 1992 Plan have an exercise price of $14.00 per share.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. No options have been granted subsequent to such date and therefore no pro forma information has been included.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

          Changes in the number of shares subject to options under the plans are summarized as follows:

                                                     1996                         1995                     1994
                                         ---------------------------  --------------------------  ------------------------
                                                        Weighted                      Weighted                  Weighted
                                                        Average                       Average                   Average
                                                        Exercise                      Exercise                  Exercise
                                              Options    Price              Options    Price          Options    Price
                                          --------------------------  --------------------------  ------------------------
1982 Plans:
----------
Outstanding at beginning of year               17,000    $14.57             17,000    $14.57          17,000    $14.57
Expired                                       (12,000)    15.44
                                          --------------------------  --------------------------  ------------------------
Outstanding at end of period                    5,000     12.50             17,000     14.57          17,000     14.57
                                          --------------------------  --------------------------  ------------------------

1992 Plan:
---------
Outstanding at beginning of year              342,732     14.00            357,732     14.00         357,732     14.00
Canceled                                                                   (15,000)    14.00
                                          --------------------------  --------------------------  ------------------------
Outstanding at the end of year                342,732     14.00            357,732     14.00         357,732     14.00
                                          --------------------------  --------------------------  ------------------------

Total
-----
Outstanding at Year End                       347,732    $13.98            359,732    $14.03         374,732    $14.03
                                          ==========================  ==========================  ========================
Exercisable at Year End                       337,357    $13.98            341,982    $14.03         347,107    $14.03
                                          ==========================  ==========================  ========================

     The weighted-average remaining contractual life of all options outstanding at December 31, 1996 was 5.2 years.

     NOTE 6 - INCOME TAXES

          Effective December 31, 1981, after approval by its shareholders, the Company eliminated its accumulated deficit by a charge to "Other capital." This quasi-reorganization did not require the restatement of any assets or liabilities or any other modification of capital accounts. Tax benefits realized from the carryforwards of pre-quasi-reorganization losses have been included in the determination of net income and then reclassified from "Retained earnings" to "Other capital." Had such tax benefits been excluded from net income, the Company would have reported net income of $1,667,000 or $.30 per share for the twelve months ended December 31, 1996.

                                                     Year Ended December 31,
                                                --------------------------------
                                                  1996        1995        1994
                                                --------    --------    --------
     Income (loss) consists of the following
     components:

          United States                         $10,497      $3,916     ($1,359)

          Foreign                                (4,730)     (1,326)       (293)
                                                --------    --------    --------

          Total                                  $5,767      $2,590     ($1,652)
                                                ========    ========    ========

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


Significant components of the provisions for income taxes attributable to operations are as follows:


                                               Year ended December 31,
                                             -----------------------------
                                              1996       1995        1994
                                             ------    -------      ------
          Income taxes (benefit):

          Current:

            United States                    $2,195    $ 1,419      $    0

            Foreign                             446         20           0

            State and local                      80          0           0
                                            -------    -------     -------

               Total                          2,721      1,439           0

          Increase (decrease) in
           valuation allowance               (3,957)    (1,200)          0
                                            -------    -------     -------

            Total income taxes (benefit)    ($1,236)   $   239      $    0
                                            =======    =======     =======

Reconciliation of income taxes at United States statutory rates to income taxes as reported are as follows:

                                                           Year Ended December 31,
                                                       ------------------------------
                                                          1996      1995      1994
                                                       ---------  --------  ---------
Tax provision (benefit) at U.S. statutory rates          $1,961    $  881    ($  562)

Foreign and U.S. losses not currently benefited             234       538        562

Foreign witholding taxes                                    446        20          0

State income taxes                                           80         0          0

Reduction of Valuation Allowance due to
 Pre-Quasi-Reorganization losses                         (3,957)   (1,200)         0
                                                       ---------  --------  ---------
          Total income taxes (benefit)                  ($1,236)   $  239     $    0
                                                       =========  ========  =========

     The Stock Transactions (see Note 2) are intended to qualify as an exchange under Section 351(a) (a "351 Exchange") of the Internal Revenue Code of 1986, as amended (the "Code"). In a 351 Exchange, the party acquiring the assets retains the contributing parties' tax basis in the acquired assets, with no taxable gain recognized as a result of the exchange. The parties contributing assets obtain a tax basis in the assets received in the exchange equal to the basis in the assets which are contributed in the exchange. With the exception of the Stater Preferred Stock, the book value of the assets received in the Stock Transactions approximated the tax basis in the assets received. Craig's adjusted tax basis (for federal tax purposes) in the Stater Preferred Stock was approximately $5 million and, accordingly, upon the Company's contribution of the Stater Preferred Stock to Reading Australia, a taxable gain (for federal tax purposes) of approximately $62,977,000 was recorded by the Company.

     The estimated tax liabilities associated with the assets received in the Stock Transactions were $22,042,000 in deferred federal income taxes primarily relating to the Stater Preferred Stock. At the time of the closing on the Stock Transactions, the Company had a gross deferred federal tax asset of $55,968,000 and a valuation allowance in

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


the same amount. Upon receipt of the Stater Preferred Stock, the Company determined that it was more-likely-than-not that a portion of the deferred tax asset which had previously been fully reserved, would be realized and the Company reduced the valuation allowance by $20,782,000, which amount reflects the value of the Company's federal tax loss carryforwards which were expected to be utilized by the Company, net of $1,260,000 in federal alternative minimum tax ("AMT").

     A portion of the reversal of the tax asset valuation allowance, $3,957,000, was included in "Income tax benefit" in the Company's Consolidated Statement of Operations and was subsequently reclassified from "Retained Earnings" to "Other Capital." The balance, $18,085,000, was credited directly to "Other Capital" in the Company's Consolidated Statement of Shareholders' Equity.

     The sale of the Wrap Lease payments described in Note 4 resulted in a taxable gain of approximately $39 million. This gain was not recognized for financial reporting purposes.

     Carryforwards and temporary differences which give rise to the deferred tax asset at December 31 are as follows:

                                                  1996           1995
                                               ----------     ----------
     Net operating loss carryforwards           $ 16,156       $ 56,055
     Alternative minimum taxes                     2,928            733
     Wrap Lease rental sale                       13,171              0
     Reserves and other, net                       1,134          1,398
                                               ----------     ----------
     Gross deferred asset                         33,389         58,186
     Valuation allowance                         (33,389)       (58,186)
                                               ----------     ----------
     Net deferred asset                         $      0       $      0
                                               ==========     ==========

     Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods), the Company concluded that under SFAS No. 109, a valuation allowance for the entire amount was necessary at December 31, 1996.

     The Company's federal tax net operating loss carryforwards expire as follows:

                             Year                 Amount
                        ---------------       ---------------
                         1997..........               $    13
                         1998..........                 2,096
                         2000..........                26,915
                         2002..........                 7,382
                         2003..........                   589
                         2007..........                 1,443
                         2008..........                 1,155
                         2009..........                    32
                                              ---------------
                                                      $39,625
                                              ===============

     In addition to the federal net operating loss carryforwards, the Company has AMT credits of $2,928,000 which can be carried forward indefinitely. Also, the Company has foreign net operating loss carryforwards of

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


$6,863,000 which expire between 2000 and 2001 unless utilized prior thereto. In 1996, the Company had $14,178,000 of federal net operating loss carryforwards that expired unused.

     The Company is required to pay AMT for 1996 and 1995. AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Company recorded AMT expense of $2,195,000 and $87,000 in 1996 and 1995, respectively, and recorded no AMT expense in 1994.

     The Company paid $139,000, $1,000 and $3,000 in income taxes in 1996, 1995 and 1994, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Environmental
-------------

     Reading Company has been advised by the Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") under environmental laws including Federal Superfund legislation ("Superfund") for a site located in Douglassville, Pennsylvania. The EPA issued an Administrative Order under Superfund against 34 PRPs requiring, among other things, that the named parties be required to incinerate materials at the site pursuant to a 1989 Record of Decision ("ROD"). The ROD estimated that the incineration would cost approximately $53 million. Thirty-six PRPs were also named in a civil action brought by the United States Government which seeks to recover alleged costs incurred at the site by the United States of approximately $22 million. Reading Company has been named in a third-party action instituted by the majority of the 36 PRPs sued by the United States. The actions instituted against the Company and approximately 300 PRPs seek to have the parties contribute to reimbursement for past costs and any costs associated with further remediation at the site.

     In 1995, the federal district court judge who presided over Reading Company's bankruptcy reorganization ruled that all liability asserted against Reading Company relating to the site was discharged pursuant to the consummation order issued in conjunction with the bankruptcy on December 31, 1980. The judge's decision has been appealed and the appeal was heard in July 1996. The appellate court has not yet rendered a decision on this matter.

     Based upon counsel's evaluation of possible outcomes on this matter, it is believed that the range of possible outcomes of this matter is from $0, if the appeal is upheld, to $3,000,000 if the appeal is not upheld. The Company accrued a $1,200,000 provision for this matter in 1994, all of which continues to be available to reduce the effect of an adverse ruling.

     Pursuant to a settlement of litigation, the City of Philadelphia, Conrail, and the Southeastern Pennsylvania Transportation Authority have agreed to pay an amount ranging from 52% to 55% of future costs that the Company may incur in cleaning environmental contamination on one of its other properties, the Viaduct, which the Company believes may be contaminated by polychlorinated biphenyls ("PCBs"). Reading Company has advised the EPA of the potential contamination. The Company has not determined the scope and extent of any such PCB contamination. However, the Company has been advised by counsel that, given the lack of regulatory attention to the Viaduct in the fourteen years which have elapsed since the EPA was notified of the likelihood of contamination, it is unlikely that the Company will be required to decontaminate the Viaduct or incur costs related thereto.

Certain Shareholder Litigation
------------------------------

     In September 1996, the holder of 50 shares of the Company's Common Stock commenced a purported class action on behalf of the Company's minority shareholders owning Reading Company Class A Common Stock in the Philadelphia County Court of Common Pleas relating to the Reorganization and Stock Transactions (See Note 2).

READING ENTERTAINMEMT, INC. AND SUBSIDIARIES

DECEMBER 31,1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


The complaint in the action (the "Complaint") named the Company, Craig, two former directors of the Company and all of the current directors of the Company (other than Gregory R. Brundage) as defendants. The Complaint alleged, among other things, that the Independent Committee set up to review the transactions and the current and former directors of the Company breached their fiduciary duty to the minority shareholders in the review and negotiation of the Reorganization and Stock Transactions and that none of the directors of the Company were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of the Company and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority sharehholders' interest in the Company was diluted by the transactions. The Complaint sought injunctive relief to prevent the consummation of the Stock Transactions and recision of the Stock Transactions if they were consummated and divestiture by the defendants of the assets or shares of the Company that they obtained as a result of the Stock Transactions, and unspecified damages and other relief.

     In October, all of the defendants filed preliminary objections to the Complaint and thereafter, by agreement of the parties and Order of the Court, the Company was dismissed as a defendant without prejudice. Plaintiff dismissed with prejudice his request for preliminary and permanent injunctive relief to prevent the consummation of the Stock Transactions and his request to rescind and set aside the Stock Transactions.

     In November, plaintiffs filed an amended complaint against all of the Company's present directors, its two former directors and Craig. The amended complaint does not name the Company as a defendant. The amended complaint essentially restates all of the allegations contained in the Complaint and contends that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The amended complaint seeks unspecified damages on behalf of the alleged class and attorneys' and experts' fees.

     Management believes that the allegations contained in the amended complaint are without merit and intends to vigorously defend the directors in the matter. The Company had Directors and Officers liability insurance and believes that the claim is covered by such insurance.

     The Company is not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position.

NOTE 8-LEASE AGREEMENTS AND PURCHASE COMMITMENTS

     Cine Vista, the Angelika and Reading Australia determine annual base rent expense by amortizing total minimum lease obligations on a straight-line basis over the lease terms. Base rent expense under operating leases totaled $2,675,000, $2,139,000 and $1,097,000 in 1996, 1995 and 1994, respectively. In
1996, 1995 and 1994, contingent rental expense under the Cine Vista operating leases totaled $220,000, $197,000, and $111,000, respectively.

     Cine Vista and the Angelika conduct their operations in leased premises. In addition, Reading Australia's first theater is located in a leased facility. The Company's theater leases have remaining terms inclusive of options of 12 to 36 years. Certain Cine Vista theater leases and the Reading Australia theater lease provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. The Company also leases office space, warehouse space and equipment under noncancelable operating leases. With the exception of one capital lease, all leases are accounted for as operation leases.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


     Future minimum lease payments by year and in the aggregate, under noncancelable operating leases and the Cine Vista capital lease consist of the following at December 31, 1996:

                                                    CAPITAL        OPERATING
                                                     LEASE           LEASES
                                                     -----           ------
          1997                                       $   95         $ 2,327

          1998                                           95           2,371

          1999                                           95           2,350

          2000                                           95           2,314

          2001                                           95           2,339

          Thereafter                                  1,164          36,206
                                                   ----------      ----------
          Total net minimum lease payments            1,639         $47,907
                                                                   ==========
          Less amount representing interest           1,118
                                                   ----------

          Present value of net minimum lease
          payments under capital lease               $  521
                                                   ==========

     At December 31, 1996 the Company had three lease agreements for theater facilities (exclusive of the currently contested Mount Gravtt Lease) with a total of 20 screens which were then under construction or for which construction was anticipated to commence in 1997. The aggregate anticipated contribution for construction costs for such facilities was approximately $7,200,000 at December 31, 1996. The aggregate minimum annual rental for such leases is approximately $550,000, which rentals commence upon the opening of the theaters. One such theater, a six-plex in Mayaguez (a Cine Vista theater), commenced operations on March 26, 1997.

     The Company has entered into purchase agreements and lease agreements which are subject to satisfaction of certain contingencies, which contingencies were not satisfied as of March 1997. In conjunction with the lease and purchase agreements, the Company had escrowed or made deposits totaling $1,616,000 at December 31, 1996, which amount has been classified as "Restricted cash" on the Company's Consolidated Balance Sheet.

NOTE 9--RELATED PARTY TRANSACTIONS

     In 1995, 1996 and 1997, the Company's Board of Directors voted to waive the transfer restrictions imposed by the provisions of the Company's capital stock to the extent necessary to permit James J. Cotter, Chairman of the Board of Directors of the Company and Craig, to acquire additional shares of the Company's capital stock. The transfer provisions prohibit a party from acquiring more than 4.75% of the Company's outstanding capital stock without the permission of the Company's Board of Directors and are intended to assure the continuing availability of the Company's federal tax loss carryforwards by precluding a change in control which could limit the value of the carryforwards. These transfer restrictions were subsequently extended to January 1, 2003 after shareholder approval at the Company's 1996 Annual Meeting of Stockholders held on October 15, 1996 (See Note 2). Prior to granting the waiver of the restrictions, the Board of Directors had determined that acquisition of the shares by Mr. Cotter and Craig would not affect the continuing availability of the Company's federal tax loss carryforwards.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


     The Company acquired the Angelika on August 27, 1996 (See Note 3). The theater is owned jointly by the Company and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based theater operator and owned in equal parts by Mr. James J. Cotter, the Company's Chairman, and Mr. Michael Forman. City Cinemas (also owned indirectly in equal parts by Messrs. Cotter and Forman) operates the theater pursuant to the Management Agreement. Mr. Cotter is a principal shareholder of Craig. A company controlled by Mr. Forman and his family beneficially own 12.4% of Craig's currently outstanding common stock. Robert F. Smerling, President of the Company, also serves as President of City Cinemas.

     The Stock Transactions (See Note 2) involved the issuance of Common Stock and Series B Preferred Stock to Craig (which as a result of the Stock Transactions and certain open market purchases holds securities representing approximately 78% of the Company's voting securities), in return for certain assets owned by Craig. The Company is a subsidiary of Craig. At the time that the negotiations which led to the Stock Transactions were initiated, Craig owned 51% of the Company's voting securities and the Chairman and President of the Company (both of whom are also directors of Craig and the Company) served in the same positions at Craig. The Company's Board of Directors therefore established an Independent Committee of the Board of Directors comprised of directors with no affiliation with Craig or Citadel (other than the Company's ownership in Citadel) to negotiate the terms of the proposed transaction with Craig and Citadel, to review the fairness of any consideration to be received or paid by the Company and the other terms of any such transaction and to make a recommendation to the Board of Directors concerning such transaction.

     The Company utilizes the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel, for real estate advisory services. The Company pays Citadel for such services at a rate which is believed to approximate the fair market value of such services.

     An officer of Reading Australia is a joint venture partner of Reading Australia in certain theaters to be developed by Reading Australia. Pursuant to the agreement between the officer and Reading Australia, the officer will purchase a 25% interest in the theater which was opened by Reading Australia in December 1996. Amounts to be paid by the joint venture partner for the 25% interest will be funded by loans from Reading Australia.

NOTE 10--LONG-TERM DEBT

     In December 1995, Cine Vista entered into a $15 million, eight-year revolving credit agreement (the "Credit Agreement") with a bank. Under terms of the Credit Agreement, Cine Vista may borrow up to $15 million to repay Cine Vista acquisition loans, which loans are payable to a wholly-owned subsidiary of the Company (the "Subsidiary Loans"), and fund certain new theater development expenditures (the "Development Expenditures"). During the initial 30 months of the eight-year term, Cine Vista may borrow and repay amounts outstanding under the Credit Agreement. Amounts outstanding at the end of the 30-month period are payable in increasing quarterly installments over the balance of the loan term. At December 31, 1996 and 1995, no amounts were outstanding under this agreement.

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

     The provisions of the Credit Agreement require Cine Vista to maintain a minimal level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowing and capital expenditures. Borrowings under the Credit Agreement accrue interest at LIBOR (the London Interbank Offered Rate) plus 2.25%,

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

or the base rate plus 1/2 of 1%, at Cine Vista's election. Cine Vista failed to maintain compliance with certain of the financial covenants contained in the Credit Agreement during 1996. The Company is currently working with the lender to revise certain of the financial covenants to ensure the continuing availability of the Line of Credit. The lender has waived compliance with the covenants for the periods involved. In accordance with the provisions of the Credit Agreement, Cine Vista is required to pay a commitment fee on the unused commitment equal to 1/2 of 1%.


NOTE 11--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for 1996 and 1995 is summarized below:

                                     First          Second         Third          Fourth
1996:                               Quarter         Quarter       Quarter         Quarter
                                   ---------       ---------     ---------       ---------
Revenues                             $4,670           $4,559        $5,446          $8,269
Net (loss) income applicable to
 common shareholders                ($  273)          $1,313        $1,372          $3,680
                                   =========       =========     =========       =========

Per share information:
Net (loss) income applicable to
 common shareholders                ($  .05)          $  .26        $  .28          $  .52
                                   =========       =========     =========       =========

                                     First          Second         Third          Fourth
1995:                               Quarter         Quarter       Quarter         Quarter
                                   ---------       ---------     ---------       ---------
Revenues                             $3,791          $4,089        $5,830          $3,922
Net (loss) income applicable to
 common shareholders                ($   79)         $  401        $2,065         ($   36)
                                   =========       =========     =========       =========

Per share information:
Net (loss) income applicable to
 common shareholders                ($  .02)         $  .08        $  .42         ($  .01)
                                   =========       =========     =========       =========

     The second quarter includes $1,433,000 of equity earnings from the Citadel Common Stock investment. These equity earnings included the Company's 26.1% share of a nonrecurring gain on sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition for financial statement purpose of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel (See Note 4). The third quarter includes $1,119,000 received net of expenses in full settlement of a claim relating to a prior year purchase offer. Fourth quarter revenues include $2,360,000 recorded as income related to a settlement of a claim for property cleanup amounts previously expensed by the Company (See Note 7). The fourth quarter also includes a $941,000 preferred stock redemption premium (See Note 2) and a deferred tax benefit of $3,957,280 related to the reduction in the deferred tax asset valuation allowance (See Note 6). The first, second and third quarters include equity losses from Reading International of $254,000, $52,000 and $68,000 respectively. Reading International's fourth quarter loss (which was consolidated with the Company's operations subsequent to the Stock Transactions) totaled $1,468,000.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


1995:
-----

     The second quarter results include $425,000 received in settlement of certain litigation between the Company and ARAMARK. The third quarter results include revenues of $1,146,000 in settlement of a condemnation claim as well as $319,000 received in settlement of two matters related to the Company's former railroad operations. Also included in the third quarter was a $290,000 equity loss from Reading International. The fourth quarter results include revenues of $223,000 related to unclaimed reorganization debt-holders' obligations and a $102,000 equity loss from Reading International.


NOTE 12--CAPITALIZATION

Reading Entertainment Common Stock
----------------------------------

     REI Common Stock (par value $.001) is traded on the Nasdaq National Market under the symbol RDGE and the Philadelphia Stock Exchange under the symbol RDG. The Articles of Incorporation include restrictions on the transfer of Common Stock which are intended to reduce the risk that an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, will occur, which change could reduce the amount of federal tax net loss carryforwards available to offset taxable income. The restrictions provide that any attempted sale, transfer, assignment or other disposition of any shares of Common Stock to any person or group who, prior to the transfer owns (within the meaning of the Code and such regulations) shares of Common Stock or any other securities of REI which are considered "stock" for proposes of Section 382, having a fair market value equal to or greater than 4.75% of the value of all outstanding shares of REI "stock" shall be void ab initio, unless the Board of Directors of the Company shall have given its prior written approval. The transfer restrictions will continue until January 1, 2003 (unless earlier terminated by the Company's Board of Directors).

Reading Entertainment Series A and Series B Cumulative Convertible Preferred
----------------------------------------------------------------------------
Stock
-----

     Holders of the Convertible Preferred Stock are entitled to receive quarterly cumulative dividends at the annual rate of $6.50 per share. In the event of a liquidation of the Company, the holders of the Convertible Preferred Stock will be entitled to receive the stated value of $100 per share plus accrued and unpaid dividends before any payment is made to the holders of the Common Stock. The Series B Preferred Stock ranks junior to the Series A Preferred Stock in rights to dividend distributions and distributions in liquidation.

     Holders of the Convertible Preferred Stock are entitled to cast 9.64 votes per share. In the event that dividends are not paid on either series of the Convertible Preferred Stock for six consecutive quarters, the holders of such series of the Convertible Preferred Stock will be entitled to elect one director.

     Each share of Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $11.50 per share and each share of Series B Preferred Stock is convertible into shares of Common Stock at a price of $12.25 per share, at any time after April 15, 1998. The shares of Series A Preferred Stock are convertible prior to April 15, 1998 in the event that a change in control of the Company occurs. The Company also has the right to require conversion of the Series A Preferred Stock in the event that the average market price of the Common Stock over a 180 day period exceeds 135% of the conversion price of the Series A Preferred Stock. The Series B Preferred Stock has no mandatory conversion provisions. Citadel has certain registration rights with respect to the shares of the Common Stock to be received upon the conversion of the Series A Preferred Stock or the exercise of the Assets Put Option.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

DECEMBER 31, 1996
(AMOUNTS IN TABLES IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


     The Company may, at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the stated value (initially 108%, declining 2% per annum until the percentage equals 100%) plus accrued and unpaid dividends to the date of redemption. The holders of a majority of the Series A Preferred Stock have the right to require REI to repurchase the Series A Preferred Stock at the stated value plus accrued and unpaid dividends for a 90 day period beginning October 15, 2001. In addition, the holders of the Series A Preferred Stock may require the Company to repurchase the shares at the stated value plus accrued and unpaid dividends in the event that the Company fails to pay dividends on the Series A Preferred Stock in any four quarterly periods (after April 15, 1998). In the event of a change in control of the Company, the holders of a majority of the Series A Preferred Stock may require redemption at a premium. The Series A Preferred Stock has not been included as Shareholders' Equity in the Company's Consolidated Balance Sheet due to the mandatory redemption provisions.

                        Report of Independent Auditors


Board of Directors and Shareholders
Reading Entertainment, Inc.



We have audited the consolidated balance sheets of Reading Entertainment, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reading Entertainment, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 19, 1997