Form 10-K/A
period 1996-12-31
READING ENTERTAINMENT INC
filed 1997-04-30
CIK 1023993

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

COMMISSION FILE NUMBER 333-13413

                          READING ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                           23-2859312
     (State of incorporation)     (I.R.S. Employer Identification No.)

     30 SOUTH FIFTEENTH STREET
          13TH FLOOR
     PHILADELPHIA, PENNSYLVANIA                  19102
(Address of principal executive offices)       (Zip Code)

REGISTRANT'S TELEPHONE NUMBER:  215-569-3344

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

PART III, ITEMS 10-13 ARE AMENDED IN THEIR ENTIRETY AS SET FORTH HEREIN.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                              Age     Position
----                              ---     --------
James J. Cotter(1)                 58     Chairman of the Board, Chairman of the Executive Committee
                                            of the Board and a Director
Robert F. Smerling                 62     President
Gregory R. Brundage(2)(4)          53     Director
Edward L. Kane(1)(2)(3)            59     Chairman of the Audit and Finance Committee of the Board
                                            and a Director
John W. Sullivan(1)(3)(4)          62     Chairman of the Compensation Committee of the Board and
                                            a Director
Albert J. Tahmoush(3)(4)           75     Chairman of the Conflicts Committee of the Board and a
                                            Director
S. Craig Tompkins                  46     Vice Chairman of the Board and a Director
John Foley                         46     Vice President-Marketing
Charles S. Groshon                 43     Vice President
Eileen M. Mahady                   31     Controller
B. John Rochester                  53     Chief Executive Officer, Australian Cinema Operations and
                                            Reading Australia Pty Ltd.
James A. Wunderle                  45     Executive Vice President, Chief Financial Officer and
                                            Treasurer

__________________________



(1) Member of the Executive Committee. The Executive Committee is appointed annually by the Board of Directors and exercises the authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. The Executive Committee is also responsible for recommending to the Board of Directors nominees to be elected to the Board of Directors by the shareholders or by the Board of Directors in the case of vacancies which occur between meetings of the shareholders.

(2) Member of the Audit and Finance Committee. The Audit and Finance Committee is appointed annually by the Board of Directors to recommend the selection of independent auditors, review the scope and results of the annual audit, review financial results and status, review and assess the adequacy of the Company's accounting practices, financial controls and reporting systems and assess the financial planning functions of the Company. During 1996 the Audit and Finance Committee held one meeting.

(3) Member of the Compensation Committee. The Compensation Committee is responsible for recommending to the Board of Directors remuneration for senior management and officers of the Company, recommending adoption of compensation plans and the granting of options under the Company's stock option plan. The Compensation Committee held one meeting during 1996.

(4) Member of the Conflicts Committee. The Conflicts Committee was formed in October 1996 in order to evaluate and make recommendations to the Board of Directors concerning matters in which the Board of Directors or management may have a conflict of interest. No meetings were held in 1996.

     During 1996, the Company's Board of Directors held six meetings. No Director attended fewer than 80% of the total number of meetings of the Board of Directors and of the committees of the Board of Directors on which such Director served.

     Mr. Cotter has been Chairman of the Board of Directors since December 1991, Chairman of the Company's Executive Committee since March 1992 and a director since September 1990. Mr. Cotter is the principal executive officer of the Company and also serves as the Chairman of Reading Australia. Mr. Cotter has been Chairman of the Board of Craig since 1988, and a director since 1985. Mr. Cotter has been a director and the Chairman of the Board of CHC since 1991. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987, Executive Vice President and a director of The Decurion Corporation (motion picture exhibition) since 1969 and a director of Stater and its predecessors (retail grocery chain) since 1987. Townhouse Cinemas Corporation is the parent of City Cinemas. From 1988 through January 1992, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation (a citrus grower and packer), a company wholly owned by Mr. Cotter. Mr. Cotter is also a director and Executive Vice President of Pacific Theatres, Inc., a wholly-owned subsidiary of The Decurion Corporation.

     Mr. Smerling was appointed President of the Company in January 1997. Mr. Smerling was retained in November 1993 to serve as the Chief Executive Officer of the Company's cinema operations. Mr. Smerling served as President of Loews Theatre Management Corporation (now SONY Theatres), a subsidiary of Sony Corporation, from May 1990 until November 1993. Mr. Smerling also serves as President and Chief Executive Officer of City Cinemas. Mr. Smerling has over 35 years experience in the motion picture exhibition industry.

     Mr. Brundage has been a director of the Company since May 1996. Mr. Brundage has been a Managing Director of Furman Selz Incorporated since May 1996. Prior thereto, Mr. Brundage was the Managing Director and Office Manager of the Investment Banking Division of PaineWebber Incorporated's Los Angeles office since 1987. Mr. Brundage has served as the principal outside financial advisor to Stater for more than the past five years. While a Managing Director of PaineWebber Incorporated, Mr. Brundage advised Citadel in connection with its 1993 rights offering and advised Craig in connection with its 1990 public offering of its Class A Common Preference Stock.

     Mr. Kane has been a director of the Company since 1989 and has been Chairman of the Company's Audit and Finance Committee since October 1995. Mr. Kane currently serves as a consultant. Mr. Kane served as Vice President of SunSurgery Corporation from February through November 1995. Prior to its acquisition by Sun Healthcare Group, Inc. in February 1995, Mr. Kane served as Chairman, Chief Executive Officer and a director of Altis Outpatient Services, Inc., which owned and operated ambulatory surgical centers, from February 1993 through February 1995. Mr. Kane served as President of the Company from December 1991 through January 1993 and was President of Craig from January 1988 through January 1993. Mr. Kane is a director of BDI Investment Corporation and until June 1996 served as a director of Craig.

     Mr. Sullivan has been a director of the Company since January 1981. Mr. Sullivan was Chairman of the Board of the Company from April 1986 through December 1991. He was Chief Executive Officer of the Company from January 1981
to October 1986 and was President from January 1981 until April 1986.   Mr.
Sullivan is engaged in real estate development.

     Mr. Tahmoush has been a director of the Company since January 1981. From March 1977 until his retirement in August 1985, he was Chairman, President and Chief Executive Officer of Frank B. Hall & Co., Inc., an insurance broker. He is also a director and Deputy Chairman of UBAF Arab American Bank.

     Mr. Tompkins has served as a director of the Company since March 1993 and has served as Vice Chairman of the Board of Directors of the Company since January 1997. Mr. Tompkins served as President of the Company from March 1993 through January 1997. He serves as the Vice Chairman and Vice President of
Cine Vista and as Vice Chairman of Reading Australia. Mr. Tompkins is President and a director of Craig and has served in such position since March 1993. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher for more than five years. Mr. Tompkins has been a director of CHC since May 1993, became Vice Chairman in August 1994, and Secretary, Treasurer and Principal Accounting Officer in September 1994. Mr. Tompkins has served as a director of G&L Realty Corp., a New York Stock Exchange listed REIT, since December 1993.

     Mr. Foley has served as Vice President-Marketing since April 1997 and in this capacity provides booking and site identification services to the Company. Prior to joining the Company, Mr. Foley was the President of Distribution for Miramax Films, where he, among other things, developed and implemented the distribution plan for "The English Patient," the winner of nine Academy Awards and one of the most profitable art films of all time. Prior to joining Miramax in 1994, Mr. Foley was the President of Distribution of MGM/UA form 1989 through 1993. Mr. Foley also serves as a Vice President of City Cinemas.

     Mr. Groshon has been a Vice President of the Company since December 1988. Prior thereto he served the Company in various accounting positions.

     Ms. Mahady has been the Controller of the Company since April 1990. Prior to joining the Company, she was a senior auditor with Ernst & Young.

     Mr. Rochester has been the Chief Executive Officer of the Company's Australian cinema operations since November 1995. From 1990 through 1995, Mr. Rochester was the Managing Director of Television & Media Services Ltd. (formerly Hoyts Entertainment Ltd.). He also served in several other executive offices for that organization since 1987. Mr. Rochester has more than 21 years of experience in the motion picture exhibition industry.

     Mr. Wunderle has been Chief Financial Officer of the Company since January 1987 and Executive Vice President, Treasurer and Chief Financial Officer since December 1988. Mr. Wunderle was the Chief Operating Officer of the Company from February 1990 through December 1996. He has been Treasurer since March 1986.

     In March 1996, in connection with the Company's acquisition of the Citadel common stock from Craig and a capital funding agreement between the Company and Craig pursuant to which the Company and Craig each contributed $12.5 million to Reading International and each agreed to commit to contribute an additional $37.5 million on an as needed basis to Reading International, the Board of Directors established an independent committee of the Board of Directors comprised of Albert J. Tahmoush and John W. Sullivan to review and negotiate the terms of the purchase of the Citadel common stock and the capital funding transaction. In addition, in May 1996 in connection with the development of the Stock Transactions, it was determined that it would be in the best interests of the Company and Craig, and their respective stockholders, if each were represented by an independent committee comprised entirely of independent directors. An independent committee was appointed by the Board to study and review, negotiate, evaluate the fairness of, and recommend to the entire Board whether terms of the Stock Transactions were fair and in the best interest of Reading Company and its shareholders. Messrs. Sullivan, Tahmoush and Brundage served on the independent committee which was established to develop the Stock Transactions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports to ownership and changes in ownership with the Securities Exchange Commission (the "SEC"). The SEC rules also require such reporting persons to furnish the Company with a copy of all Section 16(a) forms they file.

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1996, all filing requirements applicable to its reporting persons were complied with except as follows: Mr. John W. Sullivan failed to report changes in the nature of his beneficial ownership in 1994, Mr. Sullivan failed to report on Form 3 initial statements of beneficial ownership of securities for two trusts with which he is affiliated and Mr. Robert F. Smerling failed to file a report on a timely basis of one transaction regarding the disposition of shares he sold in 1996. Both Mr. Sullivan and Mr. Smerling have since filed the appropriate reports with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

     I.   Summary Compensation Table

     The following table shows, for the years ending December 31, 1996, 1995 and 1994, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in all capacities in which they served:

                                                                                    LONG TERM
                                                       ANNUAL COMPENSATION           AWARDS
                                              -----------------------------------   ----------
                                                                     OTHER ANNUAL
                                                 SALARY     BONUS    COMPENSATION     OPTIONS
   NAME AND PRINCIPAL POSITION           YEAR     ($)       ($)          ($)           (#)
   -----------------------------       --------  -------   -------   ------------   ----------
   James J. Cotter /(1)(2)/               1996                          $150,000
    Chairman of the Board of Directors
                                          1995                           150,000
                                          1994                           150,000

   S. Craig Tompkins /(2)(3)/             1996   $180,000
    President
                                          1995    180,000
                                          1994    180,000

   Robert F. Smerling /(4)/               1996    175,000   $60,000
    President, Reading Cinemas of
    Puerto Rico, Inc.                     1995    175,000
                                          1994    175,000

  B. John Rochester/(5)/                  1996    156,620
   President and Chief Executive
   Officer, Reading Australia Pty Ltd.    1995     39,155

  James A. Wunderle                       1996    130,000    70,000
   Executive Vice President, Chief        1995    130,000    52,500
   Operating Officer, Chief Financial
   Officer and Treasurer
                                          1994    120,000    50,000

  (1) Mr. Cotter receives a fee for his services as Chairman of the Board of Directors of $150,000 per annum.

  (2) Does not include $45,000 paid to Mr. Cotter or $30,000 paid to Mr. Tompkins by Citadel for services provided to Citadel.

  (3) Mr. Tompkins was appointed Vice Chairman of the Board of Directors effective January 17, 1997.

  (4) Mr. Smerling was appointed President of the Company effective January 17, 1997.

  (5) Mr. Rochester was retained effective November 1995. Amount set forth reflects salary for 1995.

     Directors who are not employees of the Company receive an annual retainer of $24,000, except for the Chairmen of the Audit and Finance Committee, the Compensation Committee and the Conflicts Committee, each of whom receives an annual retainer of $26,000. The Chairman of the Board receives an annual retainer of $150,000. No separate fees are paid for meetings of the Board or committee meetings. Messrs. Tahmoush and Sullivan each received $23,000 in addition to payments for their services as directors for their services on independent committees of the Board of Directors. Mr. Brundage received $20,000 for his service on an independent committee in addition to payment for his services as a director of the Company. Edward L. Kane received $20,000 during 1996 for consulting services provided to the Company.

     Mr. Tompkins is entitled to a severance payment equal to his annual base salary and continuation of medical and insurance benefits in the event that his employment is involuntarily terminated and no change in control of the Company has occurred. Mr. Tompkins is entitled to a severance payment equal to two years annual salary in the event that a change in control of the Company occurs.

     Mr. Rochester is employed under the terms of an employment contract with an initial term of two years beginning January 1, 1996, with automatic renewal terms of one year each. The agreement provides for an incentive payment to Mr. Rochester after the fourth anniversary of the agreement, based on a multiple of cash flow of the Company's Australian theater operations. Under the agreement, in the event Mr. Rochester's employment is terminated by the Company without cause, he will be entitled to receive such incentive payment plus 17 payments, each equal to his monthly remuneration, if such termination is during the initial term, or 11 such monthly payments if such termination is after the initial term. Mr. Rochester is entitled to receive a lump sum distribution of such amounts, as applicable, if the Company and Craig both withdraw from any material investment or involvement in the Australian operations and he is not granted employment under comparable terms.

     Messrs. Smerling, Wunderle and Groshon and Ms. Mahady are entitled to receive payment equal to twelve, twelve, nine and four months, respectively, of annual base salary in the event their individual employment with the Company is involuntarily terminated.

     II.  Option Grant Table

     No options were granted under the Company's 1992 Non-Qualified Stock Option Plan during the year ended December 31, 1996 to any of the persons named in the Summary Compensation Table above.

     In April 1997, James J. Cotter was granted non-qualified options to acquire up to 720,000 shares of Common Stock at an exercise price of $12.80 per share. The closing price of the Company's Common Stock on the date of grant was $11.50 per share. Exercise of options for 260,000 shares is permitted only if the holders of the Convertible Preferred Stock convert the Convertible Preferred Stock into Common Stock; the exercise of options for 350,000 shares is permitted only if Citadel exercises the Asset Put Option (see Item I - The Reorganization and Stock Transactions); and the exercise of the options for the remaining 110,000 shares is not subject to any similar restrictions. The options in each of the three classes vest in equal amounts over a four year period.

     III. Option Exercises and Year-End Table

     The following sets forth information with respect to the options held by the persons named in the Summary Compensation Table above as of December 31, 1996. No options were exercised by such persons during the fiscal year ended December 31, 1996 and none of the options held by such persons at December 31, 1996 had exercise prices which were below the market price of the Company's common stock as of that date. All of such options have an exercise price of $14.00 per share, except those held by Mr. Wunderle which have an exercise price of $12.50 per share.

                         FISCAL YEAR-END OPTION VALUES
                                       NUMBER OF
                                      UNEXERCISED
                                 OPTIONS AT 12/31/96
                               -----------------------
                                    # EXERCISABLE /
           NAME                     UNEXERCISABLE
           -----------------   -----------------------
           James J. Cotter         265,232  /        0
           S. Craig Tompkins        17,500  /        0
           Robert F. Smerling        9,000  /    6,000
           James A. Wunderle         5,000  /        0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Sullivan, Chairman of the Compensation Committee, served as the President and Chief Executive Officer of the Company from 1981 through 1986.
Mr. Kane also a member of the Compensation Committee, served as President of the Company from December 1991 through January 1993. Messrs. Sullivan, Kane and James J. Cotter, the Company's Chairman, are members of the Executive Committee of the Board of Directors, which committee was responsible for compensation matters prior to the establishment of the Compensation Committee in October 1996. No action concerning compensation matters was taken by the Executive Committee in 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following tables set forth certain information regarding the Common Stock and total voting stock (including the Series A Preferred Stock and the Series B Preferred Stock) of the Company owned on April 22, 1997 by (i) each person or group who is known by the Company to own beneficially more than 5 percent of the Company's Common Stock, (ii) each of the Company's directors and most highly compensated executive officers and (iii) all directors and officers of the Company as a group.

5% BENEFICIAL OWNERS

                                                                -------------------------------------------------------
                                                                     Voting Cumulative Convertible Preferred Stock
                                            ---------------------------------------------------------------------------
                                            Common Stock                  Series A                     Series B
------------------------------------------------------------------------------------------------------------------------------------
                                      Amount and                Amount and                     Amount and                   Percent
Name and Address of                   Nature of    Percent of   Nature of      Percent of      Nature of     Percent of    of Voting
Beneficial Owner                      Beneficial     Class      Beneficial       Class         Beneficial      Class       Stock (1)
                                      Ownership                 Ownership                      Ownership
====================================================================================================================================
Craig Corporation
550 South Hope Street                   5,165,516       69.34         0            0             550,000         100         77.96
Los Angeles, CA 90071
------------------------------------------------------------------------------------------------------------------------------------

Citadel Holding Corporation
550 South Hope Street
Los Angeles, CA 90071                       0             0         70,000         100               0            0           5.03
------------------------------------------------------------------------------------------------------------------------------------

SECURITY OWNERSHIP OF MANAGEMENT

                                         Amount and
                                          Nature of
                                         Beneficial                Percentage of             Percentage of
Name of Beneficial Owner                 Ownership     (3)         Common Stock    (3)       Voting Stock   (1)
------------------------                 ----------                -------------             -------------
James J. Cotter.....................        265,232    (2)(4)             3.52                     1.98
Gregory R. Brundage.................              0                          0                        0
Edward L. Kane......................          9,000    (5)(6)                *                        *
B. John Rochester...................              0                          0                        0
Robert F. Smerling..................          9,000     (7)                  *                        *
John W. Sullivan....................        172,359    (5)(8)             2.31                     1.28
Albert J. Tahmoush..................          7,500     (5)                  *                        *
S. Craig Tompkins...................         18,900    (2)(9)                *                        *
James A. Wunderle...................          5,000     (10)                 *                        *
All Directors and Officers As a
 Group (12 Persons).................        492,991     (11)              6.35                     3.59

*    Percentages of less than one percent have not been indicated.

(1) Gives effect to the voting rights of 70,000 shares of Series A Preferred Stock and 550,000 shares of Series B Preferred Stock, all of which are owned by Citadel and Craig, respectively, both of which are entitled to cast 9.64 votes per share,voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to shareholders of the Company.

(2) Craig filed a Schedule 13D dated June 19, 1989, stating that the shares have been purchased for investment purposes. Share information is presented as of a report filed on Form 4 with the SEC dated February 4, 1997. James J. Cotter is Chairman of the Board of the Company and Craig.
     S. Craig Tompkins is Vice Chairman of the Board of the Company and President of Craig. James J. Cotter is also a principal shareholder of Craig. Messrs. Cotter and Tompkins disclaim beneficial ownership of the Company's shares held by Craig.

(3) Includes outstanding shares of Common Stock and Common Stock issuable within 60 days of April 22, 1997 upon the exercise of outstanding stock options.

(4) Includes 265,232 shares which may be acquired through the exercise of stock options.

(5) Includes 7,500 shares which may be acquired through the exercise of stock options.

(6)  Includes 1,500 shares held in a retirement account.

(7) Includes 9,000 shares which may be acquired through the exercise of stock options.

(8) Includes 55,520 shares owned by a family trust for which Mr. Sullivan serves as a trustee, 32,785 shares held in a trust for the benefit of Mr. Sullivan's daughter for which Mr. Sullivan serves as a trustee and 29,636 shares held in custodial accounts for Mr. Sullivan's son for which Mr. Sullivan serves as custodian. Excludes 100,920 shares held in a charitable foundation of which Mr. Sullivan serves as a director, as well as 66,100 shares held by other trusts (of which Mr. Sullivan is not a trustee) for the benefit of Mr. Sullivan's children as to which Mr. Sullivan disclaims beneficial ownership.

(9) Includes 17,500 shares which may be acquired through the exercise of stock options. Excludes 200 shares held in Mr. Tompkins' wife's retirement plan and 500 shares held in the trust of Mr. Tompkins' minor child as to which Mr. Tompkins disclaims beneficial ownership.

(10) Includes 5,000 shares which may be acquired through the exercise of stock options.

(11) Includes 319,232 shares which may be acquired through the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1996 and 1997 the Company's Board of Directors voted to waive the transfer restrictions imposed by the provisions of the Company's capital stock to the extent necessary to permit Craig to acquire additional shares of the Company's capital stock. The transfer provisions prohibit a party from acquiring more than 4.75% of the Company's outstanding capital stock without the permission of the Company's Board of Directors and are intended to assure the continuing availability of the Company's federal tax loss carryforwards by precluding a change in control which could limit the value of the carryforwards. Prior to granting the waiver of the restrictions, the Board of Directors had determined that acquisition of the shares by Craig would not affect the continuing availability of the Company's federal tax loss carryforwards.

     Mr. Smerling serves as President of the Company and City Cinemas, a New York motion picture theater exhibitor. City Cinemas is an affiliate of Mr. Cotter, the Company's Chairman. The Company, AFC, Cine Vista and City Cinemas entered into an Executive Sharing Agreement pursuant to which Mr. Smerling provides services to both the Company and City Cinemas entities and the cost of such services is shared by the parties, if such costs cannot be allocated directly to such parties. John Foley, Vice President-Marketing of the Company, also serves as Vice President of City Cinemas.

     The Company acquired the Angelika on August 27, 1996. The theater is owned jointly by the Company and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based theater operator and owned in equal parts by James J. Cotter and Mr. Michael Forman. City Cinemas (also owned indirectly in equal parts by Messrs. Cotter and Forman) operates the theater pursuant to a management agreement. For more detailed information concerning the ownership and management of AFC please see Item 1 - Description of Business - Angelika Film Centers. A company controlled by Mr. Forman and his family beneficially own over 12% of Craig's outstanding common stock.

     In November 1995, the Company and Craig formed Reading International to develop and operate multiplex cinemas in Australia. On March 29, 1996, the Company and Craig and a subsidiary of Craig entered into a capital funding agreement (the "Capital Funding Agreement") pursuant to which they agreed to increase the capital committed by the Company and Craig to Reading International from $10 million to approximately $103 million through a combination of cash contributions and secured capital funding undertakings. Under the terms of the Capital Funding Agreement, the Company and Craig each agreed to immediately contribute to Reading International an additional $12,500,000 in cash, for an aggregate $25,000,000. These amounts were fully funded by the parties. In addition, the Company and Craig undertook to contribute up to an additional $37,500,000 each, for an aggregate future commitment of $75,000,000 on an as needed basis. The Capital Funding Agreement was terminated at the closing of the Stock Transactions.

     On March 29, 1996, the Company purchased from Craig 1,564,473 shares of the common stock of Citadel for an aggregate purchase price of $3,324,505, representing slightly less than $2.125 per share. The closing price of the Citadel Common Stock on the American Stock Exchange on March 28, 1996 was $2.25 per share. The Company paid Craig for the Citadel Common Stock with a five-year unsecured promissory note in the principal amount of $3,324,505 which provided for the payment of interest at a rate equal to the London Interbank Offered Rate plus 2.25%. The note was retired in July 1996. The Company also acquired from Craig a one year option to acquire 1,329,114 shares of preferred stock of Citadel held by Craig and an option to acquire, under certain circumstances, a warrant held by Craig to acquire 666,000 shares of Citadel's Common Stock. The options were canceled at the closing of the Stock Transactions.

     On October 15, 1996, the Company completed the Stock Transactions, in which, among other things, the Company issued to Craig, Citadel, and certain of their subsidiaries 70,000 shares of Series A Preferred Stock, 550,000 shares of Series B Preferred Stock, and 2,476,190 shares of Common Stock. See Item 1-Business -General - The Reorganization and Stock Transactions for a description of the Stock Transactions and the redemption by Citadel of shares of its preferred stock acquired by the Company in the Stock Transactions.

     The Company utilizes the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel, for real estate advisory services. The Company pays Citadel for such services at a rate which is believed to approximate the fair market value of such services.

     In 1996 and January 1997 the Company loaned Robert F. Smerling, President of the Company, a total of $70,000 pursuant to a prommissory note payable upon demand. The note is interest free.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         READING ENTERTAINMENT, INC.
                                         BY: /s/ James A. Wunderle
                                             ---------------------------------
                                             James A. Wunderle
                                             Executive Vice President and
                                             Chief Financial Officer
April 29, 1997