Form 10-Q
period 1997-03-31
READING ENTERTAINMENT INC
filed 1997-05-15
CIK 1023993

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               ________________

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For quarterly period ended March 31, 1997

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

Yes [X]  No [_]

     There were 7,449,364 shares of Common Stock outstanding as of May 14, 1997.

                                     INDEX


                  READING ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION                                                                            PAGE
-------------------------------                                                                            ----
Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -- March 31, 1997
            (Unaudited) and December 31, 1996...........................................................   3-4

          Condensed Consolidated Statements of Operations -- Three Months
            Ended March 31, 1997 and 1996 (Unaudited)...................................................     5

          Condensed Consolidated Statements of Cash Flows -- Three Months
            Ended March 31, 1997 and 1996 (Unaudited)...................................................     6

          Notes to Condensed Consolidated Financial Statements (Unaudited)..............................  7-10

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations......... 11-15


PART II. - OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings.............................................................................    16

Item 6.   Exhibits and Reports on Form 8-K..............................................................    16

Signatures..............................................................................................    17

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
                                                                         March 31,    December 31,
                                                                            1997         1996*
--------------------------------------------------------------------------------------------------
Current Assets

Cash and cash equivalents                                                 $45,635        $48,680
Amounts receivable                                                            890          3,050
Dividend receivable                                                         2,039             67
Restricted cash                                                             4,151          3,683
Inventories                                                                   120            151
Prepayments and other current assets                                        1,153            814

--------------------------------------------------------------------------------------------------
     Total current assets                                                  53,988         56,445
--------------------------------------------------------------------------------------------------

Investment in Stater Preferred Stock                                       67,978         67,978
Investment in Citadel Common Stock                                          4,670          4,850
Net investment in leased equipment                                          2,125          2,125
Property and equipment - net                                               22,995         21,130
Other assets                                                                3,173          2,997
Intangible assets:
   Beneficial leases - net of accumulated amortization of $2,512
       in 1997 and $2,284 in 1996                                          14,396         14,624
   Cost in excess of assets acquired - net of accumulated
       amortization of $344 in 1997 and $197 in 1996                       11,464         11,605

--------------------------------------------------------------------------------------------------
                                                                          126,801        125,309
--------------------------------------------------------------------------------------------------
                                                                         $180,789       $181,754
==================================================================================================

* The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)

----------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
                                                                                          March 31,       December 31,
                                                                                            1997             1996*
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                           $4,928             $5,183
Accrued taxes                                                                               1,069              3,156
Accrued property costs and other                                                              918              1,240
Film rent payable                                                                           1,319              1,102
Note payable                                                                                2,000              1,500
Due to affiliate                                                                            1,314                183
Other liabilities                                                                           1,119              1,352
----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                             12,667             13,716
----------------------------------------------------------------------------------------------------------------------

Capitalized lease, less current portion                                                       514                516
Note payable                                                                                    0                500
Other liabilities                                                                           2,366              1,972
----------------------------------------------------------------------------------------------------------------------
     Total long term liabilities                                                            2,880              2,988
----------------------------------------------------------------------------------------------------------------------

Minority interests                                                                          2,153              2,096

Reading Entertainment Redeemable Series A Preferred Stock, par value $.001 per              7,000              7,000
  share,  stated value $7,000; Authorized, issued and outstanding - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock, par value $.001 per share,
  stated value $55,000; Authorized, issued and outstanding - 550,000 shares                     1                  1
Reading Entertainment preferred stock, par value $.001 per share:
  Authorized -- 9,380,000 shares:  None issued                                                  0                  0
Reading Entertainment common stock, par value $.001 per share:
  Authorized --  25,000,000 shares: Issued and outstanding -- 7,449,364 shares                  7                  7
Other capital                                                                             138,637            138,594
Retained earnings                                                                          17,655             17,238
Foreign currency translation adjustment                                                      (211)               114
----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                           156,089            155,954
----------------------------------------------------------------------------------------------------------------------
                                                                                         $180,789           $181,754
======================================================================================================================

* The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

                                                       Three Months Ended
                                                            March 31,
---------------------------------------------------------------------------
                                                       1997           1996
---------------------------------------------------------------------------
REVENUES:
Theater:
   Admissions                                            $4,252     $2,776
   Concessions                                            1,310      1,021
   Advertising and other                                    209        214
Real estate                                                  37         74
Interest and dividend                                     2,434        585
---------------------------------------------------------------------------
                                                          8,242      4,670
---------------------------------------------------------------------------
EXPENSES:
Theater costs                                             4,429      2,970
Theater concession costs                                    298        168
Depreciation and amortization                               617        386
General and administrative                                1,563      1,678
---------------------------------------------------------------------------
                                                          6,907      5,202
---------------------------------------------------------------------------
Income (loss) from operations                             1,335       (532)
Equity in earnings of affiliate                              65          0
Other income, net                                           230         15
---------------------------------------------------------------------------
Income (loss) before income taxes and
  minority interests                                      1,630       (517)
Minority interests                                           46       (254)
---------------------------------------------------------------------------
Income (loss) before income taxes                         1,584       (263)
Income taxes                                                159         10
---------------------------------------------------------------------------
Net income (loss)                                         1,425       (273)
Less: Preferred stock dividends and amortization
  of asset put option                                    (1,076)         0
---------------------------------------------------------------------------
Net income (loss) applicable to common
  shareholders                                             $349      ($273)
===========================================================================

Per share information:
---------------------------------------------------------------------------
Net income (loss) applicable to common
  shareholders after preferred stock dividends
  and amortization of asset put option                    $0.05     ($0.05)
===========================================================================

Weighted average common shares outstanding            7,449,364  4,973,259


See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
------------------------------------------------------------------------------------------------------
                                                                                  1997           1996
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income (loss)                                                                $1,425          ($273)
Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operating activities:
   Depreciation                                                                     231            149
   Amortization                                                                     386            239
   Deferred rent expense                                                            396             41
   Equity in earnings of affiliate                                                  (65)             0
   Minority interests                                                                46           (254)
   Changes in operating assets and liabilities:
    Decrease (increase) in amounts receivable                                     2,160            (23)
    Increase in dividends receivable                                             (1,972)             0
    Decrease in inventories                                                          31             26
    (Increase) decrease in prepayments and other current assets                    (339)            67
    Decrease in accounts payable and accrued expenses                            (2,214)          (173)
    Increase in film rent payable                                                   217             24
    (Decrease) increase in other liabilities                                         (4)           156
   Other, net                                                                      (309)            44

------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by operating activities                               (11)            23
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Purchase of property and equipment                                               (2,445)          (628)
Purchase of Citadel stock option                                                      0            (50)
Decrease in restricted cash                                                          31             89
Decrease in due from affiliate                                                        0            763
Increase in due to affiliate                                                         63              0

------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by investing activities                            (2,351)           174
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Payment of stock transaction issuance costs                                        (366)             0
Distributions to minority partner of the Angelika                                   (87)             0
Proceeds from minority partner of Australian joint venture                            0         12,888
Payments of debt issuance costs                                                       0           (185)
Cash acquired as a result of consolidation of Australian joint venture                0             95
------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                              (453)        12,798
------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                       (230)            65
------------------------------------------------------------------------------------------------------
  (Decrease) increase in cash and cash equivalents                               (3,045)        13,060

  Cash and cash equivalents at beginning of year                                 48,680         44,147
------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                    $45,635        $57,207
======================================================================================================

See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1997
(amounts in tables in thousands)


NOTE 1 -- BASIS OF PRESENTATION

      Reading Entertainment, Inc. ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company") operates motion picture exhibition theaters in Puerto Rico, Australia and New York, New York.

      The financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.


NOTE 2 -- ACQUISITION AND INVESTMENT ACTIVITIES

      In March 1996, the Company acquired 1,564,473 shares of Citadel Holding Corporation (together with its wholly owned subsidiaries "Citadel") common stock from Craig Corporation (together with its wholly owned subsidiaries "Craig") representing an interest of approximately 26.1%. The Company accounts for its investment in the Citadel Common Stock by the equity method. Citadel's net earnings for the three months ended March 31, 1997 were $246,000 and the Company's share of such earnings was $65,000, which amount is included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1997 as "Equity in earnings of affiliate." Citadel's assets and liabilities totaled $28,936,000 and $10,966,000, respectively, as of March 31, 1997. On April 11, 1997 Citadel issued 666,000 common shares, thereby reducing the Company's ownership to 23.4%. Management believes that the March 31, 1997 carrying amount of the Citadel common stock investment approximates its fair value.

      The Company acquired an 83.3% interest in the Angelika Film Center LLC (the "Angelika") in August 1996. The Company acquired the Angelika assets in part, by issuing a promissory note to the sellers of such assets in the amount of $2,000,000. The note is fully collateralized by escrowed funds classified as "Restricted cash." A portion of this note, $1,500,000, bears interest per annum at the thirteen week U.S. Treasury bill rate, while the remaining $500,000 bears interest at 9% per annum. Principal of $1,500,000 was paid in full in April 1997.

      In April 1997, Reading Australia Pty Limited (together with its subsidiaries "Reading Australia") entered into an agreement with an officer of a subsidiary whereby the officer may borrow up to approximately $800,000 from Reading Australia to invest in certain country cinema developments. In accordance with the agreement (which agreement was effective as of January 2, 1997), the officer has borrowed approximately $400,000 from Reading Australia and utilized the proceeds of the borrowing to acquire a 25% ownership interest (computed after consideration of certain management fees payable to Reading Australia) in Reading Australia's theater in Townsville, Queensland.

      In October 1996, the Company acquired the 50% interest in Reading Australia which was previously held by Craig, providing the Company with ownership of 100% of Reading Australia.

      Minority interest in 1997 reflects

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1997
(amounts in tables in thousands)


the 16.67% interest of Sutton Hill Associates in the Angelika and 25% of the interest reflects the 50% interest of Craig in Reading Australia.


NOTE 3 -- PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                                March 31,       December 31,
                                                                   1997             1996
                                                              -------------     -------------
                                                               (unaudited)
     Land                                                         $ 7,237            $ 7,332

     Buildings                                                        743                743

     Capitalized premises lease                                       538                538

     Leasehold improvements                                         7,462              5,774

     Equipment                                                      6,597              5,990

     Construction-in-progress and property development costs        2,457              2,562
                                                              -------------     -------------
                                                                   25,034             22,939

     Less:  Accumulated depreciation                               (2,039)            (1,809)
                                                              -------------     -------------
                                                                  $22,995            $21,130
                                                              =============     =============

NOTE 4 -- INCOME TAXES

      The Company is required to pay federal alternative minimum tax ("AMT"). AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Company recorded AMT expense of $0 and $10,000 in the three months ended March 31, 1997 and 1996, respectively. The Company recorded $50,000 in state income tax expense in the current year quarter related to earnings from the Angelika and $109,000 in foreign withholding taxes which will be paid if certain intercompany loans are repaid.


NOTE 5 -- COMMITMENTS

      Cine Vista commenced operations of a newly-constructed, leased six-plex theater located in Puerto Rico on March 26, 1997. At March 31, 1997 the Company had lease agreements for three theater facilities with a total of 22 screens which were then under construction or for which construction was anticipated to commence in 1997. The aggregate anticipated contribution for construction costs for such facilities was approximately $13,000,000 at

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1997
(amounts in tables in thousands)


March 31, 1997. The aggregate minimum annual rental commitment for such leases is approximately $550,000, which rentals commence upon the opening of the theaters.

      The Company has entered into purchase agreements and other lease agreements which are subject to satisfaction of certain contingencies, which contingencies were not satisfied as of May 15, 1997. In conjunction with lease and purchase agreements, the Company escrowed and/or made deposits totaling $2,579,000 at March 31, 1997, which amount has been classified as "Restricted cash" in the Company's Condensed Consolidated Balance Sheet.

NOTE 6 -- LONG-TERM DEBT

      In December 1995, Cine Vista entered into a $15 million, eight-year revolving credit agreement (the "Credit Agreement") with a bank. Under terms of the Credit Agreement, Cine Vista may borrow up to $15 million to repay Cine Vista acquisition loans, which loans are payable to a wholly-owned subsidiary of the Company and fund certain new theater development expenditures. At March 31, 1997 and December 31, 1996, no amounts were outstanding under this agreement.

      The provisions of the Credit Agreement require Cine Vista to maintain a minimal level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowing and capital expenditures. Cine Vista failed to maintain compliance with certain of the financial covenants contained in the Credit Agreement during 1996 and the quarter ended March 31, 1997. The Company is currently working with the lender to revise certain of the Credit Agreement's financial coverage to ensure its continuing availability. The lender has waived compliance with the covenants during 1996 and the Company has requested a waiver for the covenant violations during the three months ended March 31, 1997.


NOTE 7 -- COMMON STOCK TRANSFER RESTRICTIONS

      REI Common Stock (par value $.001) is traded on the Nasdaq National Market under the symbol RDGE and the Philadelphia Stock Exchange under the symbol RDG. The Company's Articles of Incorporation include restrictions on the transfer of Common Stock which are intended to reduce the risk that an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, will occur, which change could reduce the amount of federal tax net loss carryforwards available to offset taxable income. The restrictions provide that any attempted sale, transfer, assignment or other disposition of any shares of Common Stock to any person or group who, prior to the transfer owns (within the meaning of the Code and such regulations) shares of Common Stock or any other securities of REI which are considered "stock" for proposes of Section 382, having a fair market value equal to or greater than 4.75% of the value of all outstanding shares of REI "stock" shall be void ab initio, unless the Board of Directors of the Company shall have given its prior written approval. The transfer restrictions will continue until January 1, 2003 (unless earlier terminated by the Company's Board of Directors).

      In January 1997, the Company's Board of Directors voted to waive these transfer restrictions to the extent necessary to permit Craig to acquire

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1997
(amounts in tables in thousands)


additional shares of the Company's capital stock. Prior to granting the waiver of the restrictions, the Board of Directors had determined that acquisition of the shares by Craig would not affect the continuing availability of the Company's federal tax loss carryforwards.


NOTE 8 -- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of the Company's primary and fully diluted earnings per share is not expected to be material.

NOTE 9 -- SUBSEQUENT EVENTS

      In April 1997, the Board of Directors of the Company approved the issuance to James J. Cotter, the Chairman of the Company, options to acquire up to 460,000 shares of the Company's common stock at an exercise price of $12.80 per share. The closing price of the Company's common stock on the date of the grant was $11.50 per share. The grant is subject to the ratification by the Company's Compensation Committee of the form of the option. Among other things, exercise of options to acquire 260,000 shares is permitted only if the holders of the Company's Convertible Preferred Stock convert the Convertible Preferred Stock into common stock; the exercise of options to acquire 90,000 shares is permitted only if Citadel exercises an asset put (pursuant to which the Company is required to issue up to $30 million of common stock to Citadel); and the exercise of the remaining 110,000 shares is not subject to any similar restrictions. The options in each of the three classes vest in equal amounts over a four-year period.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company has elected to focus its theater development and related real estate development activities in three principal areas: (i) the management and development of motion picture theaters and related entertainment centers in Australia; (ii) the domestic management and development and acquisition of specialty motion pictures theaters which feature foreign and limited release art films similar to the Angelika; and (iii) the management and development of motion picture theaters in Puerto Rico.

Results of Operations

      Due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities, the effect of litigation awards and settlements, the acquisition of the Angelika in the third quarter of 1996 and the closing of the Stock Transactions in the fourth quarter of 1996, historical revenues and earnings have varied significantly and management believes may not be indicative of future operating results.

Revenue
-------

      Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below in each of the three months ended March 31, 1997 and 1996, inclusive of minority interest in the current year quarter:

                            1997                        1996
                            ----                        ----
                         $5,771,000                  $4,011,000

      Cine Vista's Theater Revenues decreased approximately 31% between the current and prior year quarters primarily as a result of the opening by a competitor of three new multiplex theaters in the San Juan metropolitan market and a slight decrease in box office revenue on the island versus the comparable period last year. Cine Vista opened a new six-plex in March 1997 and in mid-1997 will close four of six screens at another location to initiate construction of a new eight-plex at the location which construction is anticipated to be completed in mid-1998. Accordingly, Cine Vista anticipates a net increase of two screens in 1997 and the addition of six more screens in mid-1998. However, the increased competition in the San Juan metropolitan market is expected to decrease theater revenues in subsequent quarters in 1997, relative to 1996 levels, if overall box office revenues on the island remain equal to the prior year.

      Theater Revenue for the three months ended March 31, 1997 includes revenues of $1,925,000 from the Angelika, inclusive of minority interest. (The Company acquired the Angelika on August 28, 1996.) Revenues from admissions at the Angelika increased approximately 23% from the admission revenues recorded by the Angelika in the same quarter of the prior year (such revenues which were recorded prior to the Company's acquisition of the Angelika are therefore not included in the Company's condensed consolidated financial results).

      The Company opened its first theater in Australia, a six-plex located in Townsville, Queensland, at the end of December 1996. Revenues from the new theater totaled $801,000 and have been included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1997.

      In 1997, the Company will receive the benefit of a full year of Angelika Theater Revenues (which totaled $7,549,000 in 1996) and the results of the Company's theater in Townsville, Australia.

      Real Estate revenues include rental income and the net proceeds of sales of the Company's real estate. Real estate revenues in the current year quarter remained consistent with the prior year quarter. The Company has 28 parcels and rights-of-way remaining, many of which are of limited marketability. Future real estate revenues may increase as larger properties are sold. However, management believes that most of the properties held for sale will be liquidated within the next three years.

      Interest and dividend revenues were as follows in each of the three months ended March 31, 1997 and 1996, respectively:

                         1997               1996
                         ----               ----
                     $2,434,000           $585,000



      The increase in interest and dividend income of $1,849,000 between current and prior year quarters was largely a result of the Company's acquisition of the Stater Preferred Stock on October 15, 1996 in the Stock Transactions. The Stater Preferred Stock has a dividend yield of 10.5%.

Expenses
--------

      "Theater costs," "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista, the Angelika and Reading Australia's theater operations. These costs inclusive of minority interest increased $1,820,000 from $3,524,000 in the prior year quarter to $5,344,000 in the current year quarter due primarily to the inclusion of $1,454,000 of theater costs associated with the Angelika's operations subsequent to the Company's August 1996 acquisition and $833,000 in costs associated with the new six-plex theater which opened in Australia in December 1996 (which costs include approximately $100,000 of start-up costs associated with the initialization of activities at the theater). During the fourth quarter of 1996, the minimum wage for Puerto Rico was increased by approximately 15%. Since most of Cine Vista's theater employees are paid minimum wage, the increase will have a negative effect on its operating results in future periods.

      "General and administrative" expenses for the three months ended March 31, 1997 and 1996 listed below include the following components:

                                   1997                1996
                               -------------       -------------
          Cine Vista              $221,000            $295,000

          Angelika/(1)/            105,000                   0

          Australia/(2)/           292,000             254,000

          Other, general           926,000             875,000
                               -------------       -------------
           Total                $1,544,000          $1,424,000
                               =============      ==============

     /(1)/ Net of minority interest of $21,000 in 1997.
     /(2)/ Net of minority interest of $254,000 in 1996.

Equity in Earnings of Affiliate
-------------------------------

        The $65,000 in "Equity in earnings of affiliate" included in the current year quarter reflects earnings from the Company's investment in Citadel. The Company acquired its investment in Citadel in late March 1996.

Other Income
------------

        "Other income" totaled $230,000 and $15,000 in the three months ended March 31, 1997 and 1996, respectively, and is comprised in the current year quarter primarily of amounts received from a third party as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods.

Minority Interest
-----------------

        "Minority interest" for the three months ended March 31, 1997 includes $52,000 which reflects Sutton Hill's minority share of the Angelika income and $7,000 which reflects the minority share of the Townsville operations (See Note
2). The "minority interest" of $254,000 for three months ended March 31, 1996 reflects Craig's share of Reading International's loss for the period.

Income Tax Provision
--------------------

        Income tax expense in the current year quarter includes an accrual for foreign withholding taxes of $109,000 which will be paid if certain intercompany loans are repaid and state taxes of $50,000. Income tax expense in the prior year quarter reflects $10,000 of AMT expense.

Net Income (Loss)
-----------------

        As a result of the above, the Company recorded "Net income" of $1,425,000 and a net loss of $273,000 for the three months ended March 31, 1997 and 1996, respectively.

Net Income (loss) Applicable to Common Shareholders
---------------------------------------------------

        In the three months ended March 31, 1997, "Net income applicable to common stockholders" has been reduced by the 6.5% per annum dividend on the $62,000,000 stated value of Convertible Preferred Series A and B Stock and amortization of an asset put option issued to Citadel.

Liquidity and Capital Resources

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

        Cine Vista opened a new six-plex on March 26, 1997 and will close four of six screens at another location in mid-1997 in order to initiate construction of a new eight-plex at the same location, which construction is anticipated to be completed in mid-1998. The Company anticipates that it will invest approximately $7.7 million in 1997 and 1998 in furtherance of these two projects. Cine Vista is also negotiating provisions of an agreement to expand one facility and to open new theaters at two new sites which, collectively could result in the addition of up to 30 new screens. The timing of the additions is not predictable nor is the Company assured of concluding these proposed developments. The capital cost of these new additions is estimated to total approximately $15 million.

        The Company entered into a lease for the first new theater based upon the Angelika concept to be located in Houston, Texas in the first quarter of 1997. The Company is actively seeking sites to develop Angelika type theaters throughout the United States and will consider acquiring leasehold or ownership interests in conjunction with such developments. The cash cost of such developments can range from approximately $1.5 million for a turnkey leased facility to over $7 million for an owned site.

        If the Company is successful in its efforts to develop all of the projects which it is presently considering, its capital requirements over the next three years will exceed its existing cash balances, the value of the Stater Preferred Stock (or the proceeds thereof) and existing borrowing arrangements. However, the Company believes that additional funding could be realized through, among other things, bank borrowings, sale-leaseback transactions and the issuance/sale of additional equity either of REI, Reading Australia or at the project level.

        The following summarizes the major sources and uses of cash funds in each of the three months ended March 31, 1997 and 1996, respectively:

1997:
----

        "Unrestricted cash and cash equivalents" decreased $3,045,000 from $48,680,000 at December 31, 1996 to $45,635,000 at March 31, 1997. Working
capital decreased $1,408,000 from $42,729,000 at December 31, 1996 to $41,321,000 at March 31, 1997.

        While not necessarily indicative of its results of operations determined under generally accepted accounting principles, Cine Vista's, the Angelika's and Reading Australia's (net of minority interest of $46,000) operating cash flow (income or loss before depreciation and amortization) of $620,000 contributed to the Company's liquid funds for the three months ended March 31, 1997. Other principal sources of liquid funds in the current year quarter were $696,000 in "Interest" income and a net decrease in "Amounts receivable" of $2,160,000.

        In addition to operating expenses, other uses of liquid funds in the three months ended March 31, 1997 included $2,445,000 in property and equipment, a net decrease in "Accounts payable and accrued expenses," of $2,214,000 a net increase in "Dividends receivable" of $1,972,000 and a net increase in "Prepaids and other current assets" of $339,000.

1996:
----

        "Unrestricted cash and cash equivalents" increased $13,018,000 from $44,189,000 at December 31, 1995 to $57,207,000 at March 31, 1996. Working
capital increased $12,376,000 from $42,666,000 at December 31, 1995 to $55,042,000 at March 31, 1996.

        Craig contributions of $12,888,000 to Reading International, which benefited the Company upon the acquisition of 100% ownership in Reading International, contributed to the Company's liquid funds in the three months ended March 31, 1996 as did Cine Vista's operating cash flow (income before depreciation and amortization) of $584,000. Other principal sources of liquid funds in the prior year quarter were a decrease in "Due from affiliate" of $763,000 and $567,000 in "Interest" income.

        In addition to operating expenses, principal uses of liquid funds in the prior year quarter include $628,000 for the purchase of property, plant and equipment related primarily to property acquisitions by Reading Australia.

        Prior to Reading Company's 1981 quasi-reorganization, Reading Company had extensive railroad and related operations. Such operations may have contributed to environmental contamination of properties now owned by Reading Company, previously sold by Reading Company, or to which Reading Company, prior to its reorganization, sent waste. The ultimate extent of liabilities, if any, with respect to such matters, as well as the timing of cash disbursements, if any, cannot be determined. However, management is of the opinion, based on the information currently known, that while the ultimate liability resulting from such matters could have a material effect upon the results of operations in a given year, they will not have a material adverse effect upon the Company's financial position or liquidity.

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

Impact of Recently Issued Accounting Standards

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of the Company's primary and fully diluted earnings per share is not expected to be material.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        On April 24, 1997, a shareholder owning 50 shares of Reading Entertainment, Inc. ("REI") common stock commenced a purported derivative action (the "Action") on behalf of the Company entitled Walter Alphin v. James J.
                                                 -------------------------
Cotter, et. al. in the Philadelphia County Court of Common Pleas. The complaint
---------------
in the Action named Craig Corporation ("Craig"), former directors of Reading Company, Gerard P. Laheney and Ralph B. Perry III and all of the current directors of REI as defendants. The Action alleges that the defendants breached their fiduciary duty to Reading Company by failing to utilize certain tax assets of Reading Company over the years and such failure resulted in the defendants causing Reading Company to use certain of the tax assets for the ultimate benefit of Craig. No monetary claims have been asserted against the Company in the Action and the plaintiff seeks unspecified monetary damages from the defendants. Management is reviewing the Action and believes that the suit has no merit and that it will not have a material adverse effect upon the Company. The Company has directors and officers liability insurance and believes that the claims set forth in the Action are covered by such insurance, if the Company is ultimately deemed to have any monetary responsibility through its indemnification of REI's directors.



Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        27   Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          READING ENTERTAINMENT, INC.



Date:     May 15, 1997                    By:   /s/ James A. Wunderle
     -------------------------            -------------------------------------
                                          James A. Wunderle
                                          Executive Vice President,
                                          and Treasurer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)


Date:     May 15, 1997                    By:   /s/ Eileen M. Mahady
     -------------------------            -------------------------------------
                                          Eileen M. Mahady
                                          Controller
                                          (Principal Accounting Officer)