Form 10-K/A
period 1996-12-31
READING ENTERTAINMENT INC
filed 1997-05-19
CIK 1023993

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                              Age     Position
----                              ---     --------
James J. Cotter(1)                 59     Chairman of the Board, Chairman of the Executive Committee
                                            of the Board and a Director
Robert F. Smerling                 62     President
Gregory R. Brundage(2)(4)          53     Director
Edward L. Kane(1)(2)(3)            59     Chairman of the Audit and Finance Committee of the Board
                                            and a Director
John W. Sullivan(1)(3)(4)          62     Chairman of the Compensation Committee of the Board and
                                            a Director
Albert J. Tahmoush(3)(4)           75     Chairman of the Conflicts Committee of the Board and a
                                            Director
S. Craig Tompkins                  46     Vice Chairman of the Board and a Director
John Foley                         46     Vice President-Marketing
Charles S. Groshon                 43     Vice President
Eileen M. Mahady                   31     Controller
B. John Rochester                  53     Chief Executive Officer, Australian Cinema Operations and
                                            Reading Australia Pty Ltd.
James A. Wunderle                  45     Executive Vice President, Chief Financial Officer and
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

     In April 1997, James J. Cotter was granted non-qualified options to acquire up to 450,000 shares of Common Stock at an exercise price of $12.80 per share. The closing price of the Company's Common Stock on the date of grant was $11.50 per share and the grant is subject to the ratification by the Company's Compensation Committee of the form of the option. Exercise of options for 260,000 shares is permitted only if the holders of the Convertible Preferred Stock convert the Convertible Preferred Stock into Common Stock; the exercise of options for 90,000 shares is permitted only if Citadel exercises the Asset Put Option (see Item I - The Reorganization and Stock Transactions); and the exercise of the options for the remaining 110,000 shares is not subject to any similar restrictions. The options in each of the three classes vest in equal amounts over a four year period.

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

May 19, 1997