Form 10-Q
period 1997-06-30
READING ENTERTAINMENT INC
filed 1997-08-14
CIK 1023993

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from ............... to ...............

Commission file number 1-14504

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

Yes [X]  No [ ]

     There were 7,449,364 shares of Common Stock outstanding as of August 13, 1997.

                                     INDEX


                  READING ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION                                                                                PAGE
-------------------------------                                                                                ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- June 30, 1997
            (Unaudited) and December 31, 1996...............................................................    3-4

         Condensed Consolidated Statements of Operations -- Three Months and Six Months
            Ended June 30, 1997 and 1996 (Unaudited)........................................................      5

         Condensed Consolidated Statements of Cash Flows -- Six Months
            Ended June 30, 1997 and 1996 (Unaudited)........................................................      6

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................   7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  11-16



PART II. - OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K...................................................................     17

Signatures..................................................................................................     18



                         PART I - Financial Information

Item 1.  Financial Statements

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

-----------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
                                                                                  June 30,      December 31,
                                                                                    1997           1996*
-----------------------------------------------------------------------------------------------------------
Current Assets

Cash and cash equivalents                                                           $38,977        $48,680
Amounts receivable                                                                    1,144          3,050
Dividends receivable                                                                  3,855             67
Restricted cash                                                                       2,586          3,683
Inventories                                                                             156            151
Prepayments and other current assets                                                    990            814
Investment in Stater Preferred Stock                                                 67,978              0
-----------------------------------------------------------------------------------------------------------
     Total current assets                                                           115,686         56,445
-----------------------------------------------------------------------------------------------------------

Investment in Stater Preferred Stock                                                      0         67,978
Investment in Citadel Common Stock                                                    4,740          4,850
Net investment in leased equipment                                                    2,125          2,125
Property and equipment - net                                                         22,284         21,130
Other assets                                                                          3,139          2,997
Intangible assets:
   Beneficial leases - net of accumulated amortization of $2,741
       in 1997 and $2,284 in 1996                                                    14,167         14,624
   Cost in excess of assets acquired - net of accumulated
       amortization of $492 in 1997 and $197 in 1996                                 11,316         11,605
-----------------------------------------------------------------------------------------------------------
                                                                                     57,771        125,309
-----------------------------------------------------------------------------------------------------------
                                                                                   $173,457       $181,754
===========================================================================================================


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


See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)


-----------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
                                                                                  June 30,      December 31,
                                                                                    1997           1996*
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                     $1,760         $5,183
Accrued taxes                                                                         1,030          3,156
Accrued property costs and other                                                        907          1,240
Film rent payable                                                                     1,454          1,102
Note payable                                                                            500          1,500
Due to affiliate                                                                         27            183
Other liabilities                                                                     1,117          1,352
-----------------------------------------------------------------------------------------------------------
     Total current liabilities                                                        6,795         13,716
-----------------------------------------------------------------------------------------------------------

Capitalized lease, less current portion                                                 513            516
Note payable                                                                              0            500
Other liabilities                                                                     2,457          1,972
-----------------------------------------------------------------------------------------------------------
     Total long term liabilities                                                      2,970          2,988
-----------------------------------------------------------------------------------------------------------

Minority interests                                                                    2,113          2,096

Reading Entertainment Redeemable Series A Preferred Stock, par value $.001 per        7,000          7,000
  share,  stated value $7,000; Authorized, issued and outstanding - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock, par value $.001 per share,
  stated value $55,000; Authorized, issued and outstanding - 550,000 shares               1              1
Reading Entertainment preferred stock, par value $.001 per share:
  Authorized -- 9,380,000 shares:  None issued                                            0              0
Reading Entertainment common stock, par value $.001 per share:
  Authorized --  25,000,000 shares: Issued and outstanding -- 7,449,364 shares            7              7
Other capital                                                                       138,637        138,594
Retained earnings                                                                    17,203         17,238
Foreign currency translation adjustment                                              (1,269)           114

-----------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                     154,579        155,954
-----------------------------------------------------------------------------------------------------------
                                                                                   $173,457       $181,754
===========================================================================================================



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



                                                  Three Months Ended      Six Months Ended
                                                      June 30,                 June 30,
--------------------------------------------------------------------------------------------
                                                     1997      1996        1997       1996
--------------------------------------------------------------------------------------------
REVENUES:
Theater:
   Admissions                                       $4,807     $2,781     $9,059     $5,557
   Concessions                                       1,542      1,043      2,852      2,064
   Advertising and other                               223        174        433        388
Real estate                                             63         70        100        144
Interest and dividends                               2,429        789      4,864      1,374
--------------------------------------------------------------------------------------------
                                                     9,064      4,857     17,308      9,527
--------------------------------------------------------------------------------------------
EXPENSES:
Theater costs                                        4,769      3,141      9,145      6,112
Theater concession costs                               328        179        626        347
Depreciation and amortization                          616        386      1,233        772
General and administrative                           2,655      1,319      4,273      2,999
--------------------------------------------------------------------------------------------
                                                     8,368      5,025     15,277     10,230
--------------------------------------------------------------------------------------------
Income (loss) from operations                          696       (168)     2,031       (703)
Equity in earnings of affiliate                         70      1,433        136      1,433
Other income, net                                        9          9        238         24
--------------------------------------------------------------------------------------------
Income before income taxes and
   minority interests                                  775      1,274      2,405        754
Minority interests                                      58        (52)       104       (307)
--------------------------------------------------------------------------------------------
Income before income taxes                             717      1,326      2,301      1,061
Income taxes                                           162         13        321         22
--------------------------------------------------------------------------------------------
Net income                                             555      1,313      1,980      1,039
Less: Preferred stock dividends and amortization
   of asset put option                              (1,077)         0     (2,153)         0
--------------------------------------------------------------------------------------------
Net (loss) income applicable to common
   shareholders                                      ($522)    $1,313      ($173)    $1,039
============================================================================================

Per share information:
--------------------------------------------------------------------------------------------
Net (loss) income applicable to common
   shareholders after preferred stock dividends
   and amortization of asset put option             ($0.07)     $0.26     ($0.02)     $0.21
============================================================================================
Weighted average common shares outstanding       7,449,364  4,973,222  7,449,364  4,973,241


See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)


                                                                      Six Months Ended
                                                                           June 30,
------------------------------------------------------------------------------------------
                                                                       1997       1996
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                            $1,980      $1,039
Adjustments to reconcile net income to
 net cash (used in) provided by operating activities:
  Depreciation                                                           462         298
  Amortization                                                           771          74
  Deferred rent expense                                                  484          82
  Equity in earnings of affiliate                                       (136)     (1,433)
  Minority interests                                                     104        (307)
  Gain on sales of real estate                                           (26)          0
  Changes in operating assets and liabilities:
    Decrease (increase) in amounts receivable                          1,906         (78)
    Increase in dividends receivable                                  (3,788)          0
    (Increase) decrease in inventories                                    (5)         24
    Increase in prepayments and other current assets                    (176)       (129)
    Decrease in accounts payable and accrued expenses                 (5,464)       (363)
    Increase in film rent payable                                        352         484
    (Decrease) increase in other liabilities                              (3)        180
 Other, net                                                             (151)         56
------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                   (3,690)        327
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES

Purchase of property and equipment                                    (2,244)     (3,779)
Purchase of Citadel stock option                                           0         (50)
Angelika acquisition organization costs                                    0        (231)
Decrease (increase) in restricted cash                                 1,596        (442)

Decrease in due to affiliate                                            (156)          0
Net proceeds from sales of real estate                                    30           0
Decrease in due from affiliate                                             0         944
------------------------------------------------------------------------------------------
 Net cash used in investing activities                                  (774)     (3,558)
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Payment of preferred stock dividends                                   (2,153)         0
Decrease in note payable                                               (1,500)         0
Payments of Stock Transactions issuance costs                            (366)         0
Distributions to minority partner of the Angelika                        (181)         0
Proceeds from partner of Australian joint venture                           0     12,888
Payments of debt issuance costs                                             0       (254)
Cash acquired as a result of consolidation of Australian joint venture      0         95
------------------------------------------------------------------------------------------
 Net cash (used in) provided by financing activities                   (4,200)    12,729
------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents           (1,039)       (94)
------------------------------------------------------------------------------------------
 (Decrease) increase in cash and cash equivalents                      (9,703)     9,404

 Cash and cash equivalents at beginning of year                        48,680     44,189
------------------------------------------------------------------------------------------

 Cash and cash equivalents at end of period                           $38,977    $53,593
==========================================================================================


See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
June 30, 1997
(amounts in tables in thousands)

NOTE 1 -- BASIS OF PRESENTATION

     Reading Entertainment, Inc. ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company") operates motion picture exhibition theaters in Puerto Rico, Australia and New York, New York and is developing multiplex cinemas in Puerto Rico, cinema based entertainment centers and multiplex cinemas in Australia and multiplex art and speciality cinemas in the United States.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.


NOTE 2 -- ACQUISITION AND INVESTMENT ACTIVITIES

     In March 1996, the Company acquired 1,564,473 shares of common stock of Citadel Holding Corporation (together with its wholly owned subsidiaries "Citadel") from Craig Corporation (together with its wholly owned subsidiaries "Craig") representing an interest of approximately 26.1%. On April 11, 1997 Citadel issued 666,000 common shares to Craig Corporation at $3.00 per share, thereby reducing the Company's ownership to approximately 23.5%. The Company accounts for its investment in the Citadel Common Stock by the equity method. Citadel's net earnings for the six months ended June 30, 1997 were $659,000 and the Company's share of such earnings was $136,000, which amount is included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1997 as "Equity in earnings of affiliate." Citadel's assets and liabilities totaled $29,133,000 and $10,750,000, respectively, as of June 30, 1997.
Management believes that the June 30, 1997 carrying amount of the Citadel common stock investment approximates its fair value.

     The Company acquired an 83.3% interest in the Angelika Film Center LLC ("AFC") in August 1996, which company owns the Angelika Film Center, an art and specialty multiplex cinema located in the Soho area of New York City (the "Angelika"). AFC acquired the Angelika in part, by issuing a promissory note to the sellers of such assets in the amount of $2,000,000. The note is fully collateralized by escrowed funds classified as "Restricted cash." Principal of $1,500,000 was paid in full in April 1997. The $500,000 remaining portion of this note bears interest at 9% per annum and is due in February 1998.

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

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
June 30, 1997
(amounts in tables in thousands)

     In October 1996, the Company acquired the 50% interest in Reading Australia which was previously held by Craig, providing the Company with ownership of 100% of Reading Australia.

     Minority interest in 1997 reflects the 16.67% interest of Sutton Hill Associates in the Angelika and 25% of the results of the theater operations in Townsville, Queensland. In 1996, minority interest reflects the 50% interest of Craig in Reading Australia.


NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                           (Unaudited)
                                                            June 30,    December 31,
                                                              1997          1996
                                                           ----------   -----------
Land                                                          $ 6,988        $ 7,332
Buildings                                                         743            743
Capitalized premises lease                                        538            538
Leasehold improvements                                          7,537          5,774
Equipment                                                       6,612          5,990
Construction-in-progress and property development costs         2,128          2,562
                                                            ----------   -----------
                                                               24,546         22,939
Less:  Accumulated depreciation                                (2,262)        (1,809)
                                                            ----------   -----------
                                                              $22,284        $21,130
                                                            ==========   ===========


NOTE 4 -- INCOME TAXES

     The Company is required to pay federal alternative minimum tax ("AMT").
AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Company recorded AMT expense of $0 and $22,000 in the six months ended June 30, 1997 and 1996, respectively. The Company recorded $100,000 in state and local income tax expense in the six months ended June 30, 1997 related to earnings from the Angelika and $222,000 in foreign withholding taxes which will be paid if certain intercompany loans are repaid.

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
June 30, 1997
(amounts in tables in thousands)

NOTE 5 -- COMMITMENTS

     At June 30, 1997 the Company had lease agreements for three theater facilities with a total of 22 screens which were then under construction or for which construction was anticipated to commence in 1997. The aggregate anticipated contribution for construction costs for such facilities was approximately $12,400,000 at June 30, 1997. The aggregate minimum annual rental commitment for such leases is approximately $550,000, which rentals commence upon the opening of the theaters.

     The Company has entered into purchase agreements and other lease agreements which are subject to satisfaction of certain contingencies, which contingencies were not satisfied as of August 13, 1997. In conjunction with lease and purchase agreements, the Company escrowed and/or made deposits totaling $2,625,000 at June 30, 1997, which amount has been classified as "Restricted cash" in the Company's Condensed Consolidated Balance Sheet.


NOTE 6 -- LONG-TERM DEBT

     In December 1995, Cine Vista entered into a $15 million, eight-year revolving credit agreement (the "Credit Agreement") with a bank. Under terms of the Credit Agreement, Cine Vista may borrow up to $15 million to repay Cine Vista acquisition loans, which loans are payable to a wholly-owned subsidiary of the Company and fund certain new theater development expenditures. At June 30, 1997 and December 31, 1996, no amounts were outstanding under this agreement.

     The provisions of the Credit Agreement require Cine Vista to maintain a minimum level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowing and capital expenditures. Cine Vista failed to maintain compliance with certain of the financial covenants contained in the Credit Agreement during 1996 and the six months ended June 30, 1997. The Company is currently working with the lender to revise certain of the Credit Agreement's financial coverage to ensure its continuing availability. The lender has waived compliance with the covenants during 1996 and the Company has requested a waiver for the covenant violations during the six months ended June 30, 1997.


NOTE 7 -- COMMON STOCK TRANSFER RESTRICTIONS

     REI common stock (par value $.001) ("Common Stock") is traded on the Nasdaq National Market under the symbol RDGE and the Philadelphia Stock Exchange under the symbol RDG. The Company's Articles of Incorporation include restrictions on the transfer of Common Stock which are intended to reduce the risk that an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, will occur, which change could reduce the amount of federal tax net loss carryforwards available to offset taxable income. The restrictions provide that any attempted sale, transfer, assignment or other disposition of any shares of Common Stock to any person or group who, prior to the transfer owns (within the meaning of the Code and such regulations) shares of Common Stock or any other securities of REI which are considered "stock" for proposes of Section 382, having a fair market value equal to or greater than 4.75% of the value of all outstanding shares of REI "stock" shall be void ab initio, unless the Board of Directors of the Company shall have given its prior written approval. The transfer restrictions will continue until January 1, 2003 (unless earlier terminated by the Company's Board of Directors).

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
June 30, 1997
(amounts in tables in thousands)

     In January 1997, the Company's Board of Directors voted to waive these transfer restrictions to the extent necessary to permit Craig to acquire additional shares of the Company's Common Stock. Prior to granting the waiver of the restrictions, the Board of Directors had determined that acquisition of the shares by Craig would not affect the continuing availability of the Company's federal tax loss carryforwards.


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

NOTE 9 -- LEGAL PROCEEDINGS

     In 1995, the federal district judge who presided over Reading Company's (a subsidiary of REI) bankruptcy reorganization ruled that all liability asserted against Reading Company as a potentially responsible party for the Douglassville Disposal Site under Federal Superfund legislation had been discharged pursuant to the consummation order issued in conjunction with the bankruptcy on December 31, 1980. The judge's decision had been appealed and on June 17, 1997, the United States Court of Appeals for the Third Circuit ("Appeals Court") upheld the judge's ruling. The plaintiffs have submitted a request for a rehearing of the matter to the Appeals Court.

NOTE 10 -- SUBSEQUENT EVENTS

     In July 1997, the Company was advised by Stater Bros. Holdings, Inc. ("Stater") that Stater intends to exercise its option to acquire the Stater Series B Preferred Stock (the "Stater Preferred Stock") owned by Reading Australia. The exercise price to be paid at the closing is $69,365,000, plus accumulated dividends. As of June 30, 1997, dividends had accumulated in the amount of approximately $3.9 million, and continue to accumulate at the rate of approximately $20,000 per day through the closing. The Company anticipates that closing on the purchase will occur within the next 45 days. A book gain of $1,387,000 will be recorded by the Company in the third quarter of 1997 related to this transaction as the Stater Preferred Stock investment was recorded on the Company's Consolidated Balance Sheet at $67,978,000 (98% of stated value). The pro forma effect on "Interest and dividend" revenues and "Net income applicable to common shareholders" from the sale of the Stater Preferred Stock would have been to reduce such income by $1,848,000 (or $.25 per share) and $741,000 (or $.39 per share) for the six months ended June 30, 1997 and the twelve months ended December 31, 1996, respectively, exclusive of the non-recurring $1,387,000 gain associated with the writeup to stated value. Accordingly, pro forma net loss applicable to common shareholders for the six months ended June 30, 1997 and pro forma net income applicable to common shareholders for the twelve months ended December 31, 1996 would have been $2,021,000 ($.27 per share) and $5,351,000 ($.72 per share), respectively. Had the sale of the Stater Preferred Stock been recorded on the Company's Consolidated Balance sheet as of June 30, 1997, "Cash and cash equivalents" would have totaled $112,197,000 and the Company would have no "Investment in Stater Preferred Stock."

     On July 30, 1997, Reading Australia acquired an existing four-screen theater located in Bundaberg, Victoria for approximately $1,600,000. The Company commenced operations at the theater in the third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has elected to focus its theater development and related real estate development activities in three principal areas: (i) the management and development of multiplex cinemas and related entertainment centers in Australia;
(ii) the domestic management, development and acquisition of specialty motion pictures theaters which feature foreign and limited release art films similar to the Angelika Film Center in the Soho District of New York City (the "Angelika"); and (iii) the management and development of multiplex cinemas in Puerto Rico.

Results of Operations

     Due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities, the effect of litigation awards and settlements, the acquisition of the Angelika in the third quarter of 1996 and a recapitalization of the Company (the "Stock Transactions") in the fourth quarter of 1996, historical revenues and earnings have varied significantly and management believes that such results are not necessarily indicative of future operating results.

Revenue
-------

     Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below in each of the three months and the six months ended June 30, 1997 and 1996, inclusive of minority interest in the current year period:

          Period Ended June 30,                 1997                       1996
         ---------------------                  ----                       ----
                   Six Months               $12,344,000                 $8,009,000
                   Three Months             $ 6,572,000                 $3,998,000

     Cine Vista's Theater Revenues decreased approximately 10% between the current and prior year six-month periods primarily as a result of the opening by a competitor of three new multiplex theaters in the San Juan metropolitan market. Cine Vista's theater revenues increased approximately 3% in the current three month period due to the opening of a new six-plex in March 1997. In May 1997, Cine Vista closed four of six screens at another location to initiate construction of a new eight-plex at that location, which construction is anticipated to be completed in mid-1998. Accordingly, Cine Vista will have a net increase of two screens in 1997 and anticipates the addition of six more screens in mid-1998. However, increased competition in the San Juan metropolitan market is expected to decrease theater revenues in subsequent quarters in 1997, relative to 1996 levels, if overall box office revenues on the island remain equal to the prior year.

     Theater Revenue for the six months ended June 30, 1997 includes revenues of $3,569,000 from the Angelika, inclusive of minority interest. (The Company acquired the Angelika on August 28, 1996.) Theater revenues at the Angelika increased approximately 6% from the theater revenues recorded by the Angelika in the same six-month period of the prior year and decreased 10% in the three months ended June 30, 1997 (revenues recorded prior to the Company's acquisition of the Angelika are not included in the Company's condensed consolidated financial results).

     The Company opened its first theater in Australia, a six-plex located in Townsville, Queensland, at the end of December 1996. Revenues from the new theater totaled $800,000 and $1,602,000 in the three and six months ended June 30, 1997, respectively. In July 1997, the Company purchased an operating four-screen theater in Bundaberg, Victoria for approximately $1,600,000. The operating results of this theater will be included in the Condensed Consolidated Statement of Operations from the settlement date forward. In addition, a six-plex currently under construction by Reading Australia will commence operations in late 1997.

     In the first quarter of 1997, the Company entered into a lease for the first new theater based upon the Angelika concept to be located in Houston, Texas and anticipates opening this eight-screen facility in late 1997.

     Real Estate revenues include rental income and the net proceeds of sales of the Company's real estate. The Company has approximately 25 parcels and rights-of-way remaining, many of which are of limited marketability. Future real estate revenues may increase as larger properties are sold. However, management believes that most of the properties held for sale will be liquidated within the next three years.

     Interest and dividend revenues were as follows in each of the six months ended June 30, 1997 and 1996, respectively:

          Period ending June 30,               1997                       1996
          ---------------------                ----                       ----
                   Six Months               $4,864,000                 $1,374,000
                   Three Months             $2,429,000                 $  789,000


     The increase in interest and dividend income of $3,490,000 between the current and prior year six-month period was largely a result of the Company's acquisition of the Stater Preferred Stock on October 15, 1996 in the Stock Transactions. The Stater Preferred Stock has a dividend yield of 10.5%. For the same reason, there was also an increase in interest and dividend income of $1,640,000 from the prior year quarter to the current year quarter.

Expenses
--------

     "Theater costs," "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista, the Angelika and Reading Australia's theater operations. These costs, inclusive of minority interest, increased $3,773,000 from $7,231,000 in the prior year six-month period to $11,004,000 in the current year six-month period due primarily to the inclusion of $2,634,000 of theater costs associated with the Angelika's operations subsequent to the Company's August 1996 acquisition and $1,474,000 in costs associated with the new six-plex theater which opened in Australia in December 1996 (which costs include approximately $100,000 of start-up costs associated with the initialization of activities at the theater). An increase of $2,007,000 in such theater costs from the prior year quarter to the current year quarter resulted from the inclusion of $1,181,000 and $690,000 (inclusive of minority interests) from the Angelika and Townsville operations, respectively.

     "General and administrative" expenses for the three and six months ended June 30, 1997 and 1996 listed below include the following components:

                                        Three Months Ended June 30,                  Six Months Ended June 30,
                                        1997                    1996                  1997                   1996
                                 -------------------      ----------------      ----------------       ----------------
Cine Vista                                $  161,000            $  282,000             $  385,000             $  576,000
Angelika/(1)/                                104,000                     0                209,000                      0
Australia/(2)/                             1,202,000               201,000              1,531,000                456,000
Other, general                             1,155,000               635,000              2,082,000               1,511,00
                                 -------------------      ----------------      ----------------       ----------------
Company share                              2,622,000             1,118,000              4,207,000              2,543,000
                                 -------------------      ----------------      ----------------       ----------------
Minority Interests                            33,000               201,000                 66,000                456,000
                                 -------------------      ----------------      ----------------       ----------------
Gross Amount Included in
 Condensed Consolidated
 Statement of Operations                  $2,655,000            $1,319,000             $4,273,000             $2,999,000
                                  ===================      ================      ================       ================

     /(1)/Net of minority interest of Sutton Hill in the three months and six months ended June 30, 1997.

     /(2)/Net of minority interest of Craig in the three and six months ended
          June 30, 1996, respectively and inclusive of a 25% minority interest in the Company's Townsville, Australia theater.

     The decrease in Cine Vista's "General and administrative" expenses from the prior year periods to the current year periods is largely due to the inclusion of $100,000 of salary expense in the prior year which has been included in "Other, general-General and administrative" expenses in 1997 and a decrease in certain professional fees.

     In the current three-month period, Australia's "General and administrative" expenses include $555,000 of previously capitalized property development costs which were expensed due to management's determination in the second quarter that development of the related theater locations would not be pursued to completion.

     "General and administrative" expenses in the "Other, general" category increased from the prior year periods due to an increase in professional fees and other expenses associated with theater acquisition activities and an increase in salaries and bonus expense resulting in part, from the inclusion of certain salary expense (which was included in Cine Vista's "General and administrative" expenses in the prior year.)

Equity in Earnings of Affiliate
-------------------------------

     "Equity in earnings of affiliate" which reflect earnings from the Company's investment in Citadel acquired in late March 1996, decreased $1,297,000 from $1,433,000 in the six months ended June 30, 1996 to $136,000 in the six months ended June 30, 1997. The prior year period's equity earnings included a nonrecurring gain on sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel. For the same reason, there was a decrease of $1,362,000 in these earnings from the prior year quarter to the current year quarter.

Other Income
------------

     "Other income" totaled $238,000 and $24,000 in the six months ended June 30, 1997 and 1996, respectively, and is comprised in the current year period primarily of amounts received from a third party as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods. "Other income" remained consistent from the prior year quarter to the current year quarter.

Minority Interests
------------------

     "Minority interests" for the three and six months ended June 30, 1997 includes $57,000 and $111,000, respectively, which reflects Sutton Hill's minority share of the Angelika income for such periods, and $1,000 and $7,000 which reflects the minority share of the Townsville income and loss operations for such periods, respectively (See Note 2). The "Minority interest" of $52,000 and $307,000 for three and six months ended June 30, 1996 reflects Craig's share of Reading International's loss for those periods.

Income Tax Provision
--------------------

     Income tax expense in the current year six-month period includes an accrual for foreign withholding taxes of $222,000 which will be paid if certain intercompany loans are repaid and state and local taxes of $100,000. Income tax expense in the prior year six-month period reflects $22,000 of AMT expense. Income tax expense in the current quarter includes an accrual for foreign withholding taxes of $112,000 and state and local taxes of $50,000. Income tax expense in the prior year quarter reflects $13,000 of AMT expense.

Net Income (Loss)
-----------------

     As a result of the above, the Company recorded "Net income" of $1,980,000 and $1,039,000 for the six months ended June 30, 1997 and 1996, respectively, and "Net income" of $555,000 and $1,313,000 for the three months ended June 30, 1997 and 1996, respectively.

Net Income (Loss) Applicable to Common Shareholders
---------------------------------------------------

     In the three and six months ended June 30, 1997, "Net income applicable to common stockholders" has been reduced by the 6.5% per annum dividend on the $62,000,000 stated value of Convertible Preferred Series A and B Stock and amortization of an asset put option issued to Citadel.

Liquidity and Capital Resources

     To provide Reading Australia with funding needed to complete its theater development plans without requiring REI to guarantee the indebtedness of Reading Australia and as a means of minimizing the Company's exposure to fluctuations in the value of the Australian dollar and to demonstrate the Company's commitment to the Australian market, the Company contributed its Stater Preferred Stock to Reading Australia. In July 1997, the Company was advised by Stater Bros. Holdings, Inc. that Stater intends to exercise its option to acquire the Stater Preferred Stock, from Reading Australia. The exercise price to be paid at the closing is $69,365,000, plus accumulated dividends. As of June 30, 1997, accumulated dividends totaled approximately $3.9 million, and continue to accumulate at the rate of approximately $20,000 per day through the closing.
The Company anticipates that closing on the purchase will occur within the next 45 days.

     As the sale of the Stater Preferred Stock will increase the Company's cash and cash equivalents to more than $100 million, it is anticipated that the proceeds of the sale will be deployed into the Company's motion picture exhibition and entertainment center development business over the next 24 months.

     If the Company is successful in its efforts to develop all of the projects which it is presently considering in Australia, Puerto Rico and the domestic market, its capital requirements over the next three years will exceed its existing cash balances, the value of the Stater Preferred Stock (or the proceeds thereof) and existing borrowing arrangements. However, the Company believes that additional funding could be realized through, among other things, bank borrowings, sale-leaseback transactions and the issuance/sale of additional equity either of REI, Reading Australia or at the project level. The Company does not currently have property purchase or development commitments which exceed its liquid funds.

     During the six months ending June 30, 1997, the U.S. dollar strengthened materially relative to the Australian dollar. Accordingly, the value of Reading Australia's "Cash and cash equivalents" which funds are denominated in Australian dollars, decreased approximately $1,000,000 when converted to U.S. dollars in the Company's consolidated financial statements. Reading Australia had "Restricted cash" and "Cash and cash equivalents" denominated in Australian dollars which amounted to $(US)12,236,000 at June 30, 1997. Such devaluation did not effect the Company's development plans or its ability to execute such plans since Reading Australia's anticipated development expenditures are in excess of Australian dollar denominated liquid assets held by Reading Australia. Therefore Reading Australia has not sustained any loss in purchasing power. To the extent that Reading Australia's intended Australian investments exceed Australian dollar denominated assets, and are instead invested in U.S. dollar investments by Reading Australia or REI, the company has benefitted from the devaluation by increasing its purchasing power in Australian dollars.

     The following summarizes the major sources and uses of cash funds in the six months ended June 30, 1997 and 1996, respectively:

1997:
----

     "Unrestricted cash and cash equivalents" decreased $9,703,000 from $48,680,000 at December 31, 1996 to $38,977,000 at June 30, 1997. Working
capital increased $66,162,000 from $42,729,000 at December 31, 1996 to $108,891,000 at June 30, 1997 largely as a result of the reclassification of the Stater Preferred Stock investment from non-current assets to current assets at June 30, 1997.

     While not necessarily indicative of its results of operations determined under generally accepted accounting principles, Cine Vista's, the Angelika's and Reading Australia's earnings after consideration of direct theater general and administrative expenses and before interest, depreciation and amortization (theater "EBITDA") (inclusive of minority interest of $104,000) of $1,705,000 contributed to the Company's liquid funds for the six months ended June 30, 1997. Other principal sources of liquid funds in the current year six month period were $1,009,000 in "Interest and dividend" income, a net decrease in "Amounts receivable" of $1,906,000, and a net decrease in restricted cash of $1,596,000.

     In addition to operating expenses, other uses of liquid funds in the six months ended June 30, 1997 included $2,244,000 of property and equipment purchases, a net decrease in "Accounts payable and accrued expenses," of $5,464,000, a net increase in "Dividends receivable" of $3,788,000, payment of preferred stock dividends of $2,153,000, and a net decrease in "Notes payable" of $1,500,000.

1996:
----

     "Unrestricted cash and cash equivalents" increased $9,355,000 from $44,189,000 at December 31, 1995 to $53,593,000 at June 30, 1996. Working
capital increased $4,883,000 from $42,666,000 at December 31, 1995 to $47,549,000 at June 30, 1996.

     Craig contributions of $12,888,000 to Reading International, which benefitted the Company upon the acquisition of 100% ownership in Reading International, contributed to the Company's liquid funds in the six months ended June 30, 1996 as did Cine Vista's EBITDA of $974,000. Other principal sources of liquid funds in the six months ended June 30, 1996 were a decrease in "Due from affiliate" of $944,000 and $1,374,000 in "Interest and dividend" income.

     In addition to operating expenses, principal uses of liquid funds in the prior year six-month period included $3,779,000 for the purchase of property, plant and equipment related primarily to property acquisitions and developments by Reading Australia.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 17, 1997, the United States Court of Appeals for the Third Circuit (the "Appeals Court"), upheld the 1995 decision of a federal district judge in the matter of Reading Company, Debtor v. United
                                         ---------------------------------
         States of America and Consolidated Rail Corporation. The lower court
         ---------------------------------------------------
         had ruled that Reading Company's ("Reading") bankruptcy reorganization had discharged Reading from liability asserted against Reading as a potentially responsible party for the Douglassville Disposal Site (located in Berks County, Pennsylvania) on December 31, 1980. The plaintiffs submitted a request for a rehearing of the mater to the Appeals Court, which request was denied on August 12, 1997.

         On April 24, 1997, a shareholder owning 50 shares of Reading Entertainment, Inc. ("REI") common stock commenced a purported derivative action (the "Action") on behalf of the Company entitled Walter Alphin v. James J. Cotter, et. al, in the Philadelphia County
         -----------------------------------------
         Court of Common Pleas. The complaint in the Action named Craig Corporation ("Craig"), former directors of Reading Company, Gerald P. Laheney and Ralph B. Perry III and all of the current directors of REI as defendants. The Action alleges that the defendants breached their fiduciary duty to Reading Company by failing to utilize certain tax assets of Reading Company over the years and such failure resulted in the defendants causing Reading Company to use certain of the tax assets for the ultimate benefit of Criag. No monetary claims have been asserted against the Company in the Action and the plaintiff seeks unspecified monetary damages from the defendants. Management is reviewing the Action and believes that the suit has no merit and that it will not have a material adverse effect upon the Company. The Company has directors and officers liability insurance and believes that the claims set forth in the Action are covered by such insurance, if the Company is ultimately deemed to have any monetary responsibility through its indemnification of REI's directors.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


     10.1 Non-Qualified Stock Option Agreement dated April 18, 1997 by and between Reading Entertainment, Inc. and James J. Cotter.

     27    Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     READING ENTERTAINMENT, INC. REGISTRANT



Date:          August 14, 1997          By:   /s/ James A. Wunderle
     -------------------------------              ------------------------------
                                                  James A. Wunderle
                                                  Executive Vice President
                                                  and Treasurer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)



Date:          August 14, 1997          By:   /s/ Eileen M. Mahady
     -------------------------------              ------------------------------
                                                  Eileen M. Mahady
                                                  Controller
                                                  (Principal Accounting Officer)