Form 10-Q
period 1997-09-30
READING ENTERTAINMENT INC
filed 1997-11-14
CIK 1023993

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1997

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

Yes [X]  No [_]

There were 7,449,364 shares of Common Stock outstanding as of November 13, 1997.

                                     INDEX


                  READING ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION                                                       PAGE
-------------------------------                                                       ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- September 30, 1997
          (Unaudited) and December 31, 1996....................................       3-4

         Condensed Consolidated Statements of Operations -- Three Months
          and Nine Months Ended September 30, 1997 and 1996 (Unaudited)........         5

         Condensed Consolidated Statements of Cash Flows -- Nine Months
          Ended September 30, 1997 and 1996 (Unaudited)........................         6

         Notes to Condensed Consolidated Financial Statements (Unaudited)......      7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................     11-16

PART II. - OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K......................................        17

Signatures.....................................................................        18

                         PART I - Financial Information

Item 1.  Financial Statements

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

--------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
                                                                          September 30,           December 31,
                                                                              1997                   1996*
--------------------------------------------------------------------------------------------------------------
Current Assets

Cash and cash equivalents                                                     $108,994                $48,680
Amounts receivable                                                               1,120                  3,117
Restricted cash                                                                  2,164                  3,683
Inventories                                                                        155                    151
Prepayments and other current assets                                             1,533                    814
--------------------------------------------------------------------------------------------------------------
     Total current assets                                                      113,966                 56,445
--------------------------------------------------------------------------------------------------------------

Investment in Stater Preferred Stock                                                 0                 67,978
Investment in Citadel Common Stock                                               4,809                  4,850
Net investment in leased equipment                                               2,125                  2,125
Property and equipment - net                                                    25,827                 21,130
Other assets                                                                     2,214                  2,997
Intangible assets:
   Beneficial leases - net of accumulated amortization of $2,969
       in 1997 and $2,284 in 1996                                               13,939                 14,624
   Cost in excess of assets acquired - net of accumulated
       amortization of $640 in 1997 and $197 in 1996                            11,169                 11,605

--------------------------------------------------------------------------------------------------------------
                                                                                60,083                125,309
--------------------------------------------------------------------------------------------------------------
                                                                              $174,049               $181,754
==============================================================================================================

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


See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)

----------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
                                                                                            September 30,      December 31,
                                                                                                1997              1996*
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                                   $2,202            $5,183
Accrued taxes                                                                                         338             2,549
Accrued property costs and other                                                                      982             1,240
Film rent payable                                                                                     974             1,102
Note payable                                                                                          500             1,500
Due to affiliate                                                                                       41               183
Other liabilities                                                                                   1,143             1,352

----------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                      6,180            13,109
----------------------------------------------------------------------------------------------------------------------------

Capitalized lease, less current portion                                                               512               516
Note payable                                                                                            0               500
Other liabilities                                                                                   3,658             2,579
----------------------------------------------------------------------------------------------------------------------------
     Total long term liabilities                                                                    4,170             3,595
----------------------------------------------------------------------------------------------------------------------------

Minority interests                                                                                  2,097             2,096

Reading Entertainment Redeemable Series A Preferred Stock, par value $.001 per                      7,000             7,000
  share,  stated value $7,000; Authorized, issued and outstanding - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock, par value $.001 per share,
  stated value $55,000; Authorized, issued and outstanding - 550,000 shares                             1                 1
Reading Entertainment preferred stock, par value $.001 per share:
  Authorized -- 9,380,000 shares:  None issued                                                          0                 0
Reading Entertainment common stock, par value $.001 per share:
  Authorized --  25,000,000 shares: Issued and outstanding -- 7,449,364 shares                          7                 7
Other capital                                                                                     138,637           138,594
Retained earnings                                                                                  17,970            17,238
Foreign currency translation adjustment                                                            (2,013)              114

----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                   154,602           155,954
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 $174,049          $181,754
============================================================================================================================

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

                                                                         Three Months Ended          Nine Months Ended
                                                                            September 30,               September 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                         1997          1996          1997         1996
--------------------------------------------------------------------------------------------------------------------------
REVENUES:
Theater:
   Admissions                                                           $5,644        $3,562        $14,703        $9,119
   Concessions                                                           1,688         1,226          4,540         3,290
   Advertising and other                                                   262           206            694           594
Real estate                                                                 40            68            140           211
Earnings from Stater preferred stock investment                          2,086             0          5,877             0
Interest and dividends                                                     709           713          1,782         2,087
--------------------------------------------------------------------------------------------------------------------------
                                                                        10,429         5,775         27,736        15,301
--------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Theater costs                                                            5,423         3,548         14,565         9,660
Theater concession costs                                                   342           241            968           588
Depreciation and amortization                                              660           443          1,893         1,215
General and administrative                                               2,455         1,297          6,730         4,230
--------------------------------------------------------------------------------------------------------------------------
                                                                         8,880         5,529         24,156        15,693
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                            1,549           246          3,580          (392)
Equity in earnings of affiliate                                             69            41            204         1,475
Other income, net                                                          611         1,106            851         1,065
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes and
   minority interests                                                    2,229         1,393          4,635         2,148
Minority interests                                                          77           (36)           181          (343)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               2,152         1,429          4,454         2,491
Income taxes                                                               377            57            699            79
--------------------------------------------------------------------------------------------------------------------------
Net income                                                               1,775         1,372          3,755         2,412
Less: Preferred stock dividends and amortization
   of asset put option                                                  (1,078)            0         (3,231)            0
--------------------------------------------------------------------------------------------------------------------------
Net income applicable to common
   stockholders                                                           $697        $1,372           $524        $2,412
==========================================================================================================================


Per share information:
--------------------------------------------------------------------------------------------------------------------------
Net income applicable to common
   stockholders after preferred stock dividends
   and amortization of asset put option                                  $0.09         $0.28          $0.07         $0.49
==========================================================================================================================

Weighted average common shares outstanding                           7,449,364     4,973,174      7,449,364     4,973,206

See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)


                                                                               Nine Months Ended
                                                                                 September 30,
-----------------------------------------------------------------------------------------------------
                                                                               1997          1996
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                                    $  3,755       $ 2,412
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                                                   736           461
    Amortization                                                                 1,157           762
    Deferred rent expense                                                          305           130
    Equity in earnings of affiliate                                               (204)       (1,475)
    Gain on redemption of Stater Stock investment                               (1,387)            0
    Minority interests                                                             181          (343)
    Gain on sales of real estate                                                   (29)          (43)
    Changes in operating assets and liabilities:
       Decrease in amounts receivable                                            1,997            99
       Increase in inventories                                                      (4)          (17)
       Increase in prepayments and other current assets                            (92)          (13)
       Decrease (increase) in accounts payable and accrued expenses             (5,032)           88
       (Decrease) increase in film rent payable                                   (128)           62
       Increase in other liabilities                                               795            46
    Other, net                                                                    (212)           56

-----------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                      1,838         2,225
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Proceeds from redemption of Stater Stock investment                             69,365             0
Purchase of property and equipment                                              (6,445)       (5,460)
Purchase of Citadel common stock                                                     0        (3,325)
Reimbursement proceeds for the Angelika judgement                                    0         1,293
Purchase of the Angelika                                                             0       (12,394)
Decrease (increase) in restricted cash                                           2,018        (1,462)
Decrease in due to affiliate                                                      (142)            0
Net proceeds from sales of real estate                                              35            91
Decrease in due from affiliate                                                       0         1,040

-----------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                           64,831       (20,217)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Payment of preferred stock dividends                                            (2,816)            0
Decrease in note payable                                                        (1,500)            0
Payments of Stock Transactions issuance costs                                     (366)         (604)
Distributions to minority partner of the Angelika                                 (271)            0
Proceeds from partner of Australian joint venture                                    0        12,888
Proceeds from minority partner for purchase of the Angelika                          0         2,069
Payments of debt issuance costs                                                      0          (254)
Cash acquired as a result of consolidation of Australian joint venture               0            95
-----------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                           (4,953)       14,194
-----------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                    (1,402)           80
-----------------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents                              60,314        (3,718)

  Cash and cash equivalents at beginning of year                                48,680        44,189
-----------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                  $108,994       $40,471
=====================================================================================================

See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
September 30, 1997
(amounts in tables in thousands)

NOTE 1 -- BASIS OF PRESENTATION

         Reading Entertainment, Inc. ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company") operates motion picture exhibition theaters in Puerto Rico, Australia and New York, New York and is developing multiplex cinemas in Puerto Rico, cinema based entertainment centers and multiplex cinemas in Australia and multiplex art and specialty cinemas in the United States.

         The financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.


NOTE 2 -- ACQUISITION AND INVESTMENT ACTIVITIES

         In March 1996, the Company acquired 1,564,473 shares of common stock of Citadel Holding Corporation (together with its wholly owned subsidiaries "Citadel") from Craig Corporation (together with its wholly owned subsidiaries "Craig") representing an interest of approximately 26.1%. On April 11, 1997 Citadel issued 666,000 common shares pursuant to the exercise of warrants which reduced the Company's ownership to approximately 23.5%. The Company accounts for its investment in the Citadel Common Stock by the equity method. Citadel's net earnings for the nine months ended September 30, 1997 were $1,066,000 and the Company's share of such earnings was $204,000, which amount is included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1997 as "Equity in earnings of affiliate." Citadel's assets and liabilities totaled $29,810,000 and $11,020,000, respectively, as of September 30, 1997. Management believes that the September 30, 1997 carrying amount of the Citadel common stock investment approximates its fair value.

         The Company acquired an 83.3% interest in the Angelika Film Center LLC ("AFC") in August 1996, which company owns the Angelika Film Center, an art and specialty multiplex cinema located in the Soho area of New York City (the "Angelika").

         In October 1996, the Company acquired the 50% interest in Reading Australia Pty. Limited (collectively with its subsidiaries, "Reading Australia") which was previously held by Craig, providing the Company with ownership of 100% of Reading Australia.

         In April 1997, Reading Australia entered into an agreement with an officer of a subsidiary whereby the officer may borrow up to approximately $800,000 from Reading Australia to invest in certain country cinema developments. In accordance with the agreement (which agreement was effective as of January 2, 1997), the officer has borrowed approximately $400,000 from Reading Australia and utilized the proceeds of the borrowing to acquire a 25% ownership interest (computed after consideration of certain management fees payable to Reading Australia) in Reading Australia's theater in Townsville, Queensland.

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
September 30, 1997
(amounts in tables in thousands)

         On July 30, 1997, Reading Australia acquired an existing four-screen theater located in Bundaberg, Victoria for approximately $1,600,000. The Company commenced operations at the theater in the third quarter of 1997.

         Minority interest in 1997 reflects the 16.67% interest of Sutton Hill Associates in the Angelika and 25% of the results of the theater operations in Townsville, Queensland. In 1996, minority interest reflects the 50% interest of Craig in Reading Australia.


NOTE 3 -- PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:


                                                                  (Unaudited)
                                                                  September 30,               December 31,
                                                                       1997                        1996
                                                               --------------------        -------------------
Land                                                                  $7,202                     $7,332

Buildings                                                              1,945                        743

Capitalized premises lease                                               538                        538

Leasehold improvements                                                 8,306                      5,774

Equipment                                                              7,175                      5,990

Construction-in-progress and property development costs                3,193                      2,562
                                                               --------------------        -------------------
                                                                      28,359                     22,939

Less:  Accumulated depreciation                                       (2,532)                    (1,809)
                                                               --------------------        -------------------
                                                                     $25,827                    $21,130
                                                               ====================        ===================

NOTE 4 -- INCOME TAXES

         The Company is required to pay federal alternative minimum tax ("AMT"). AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Company recorded AMT expense of $5,000 and $57,000 in the nine months ended September 30, 1997 and 1996, respectively. The Company recorded $165,000 and $22,000 in state and local income tax expense in the nine months ended September 30, 1997 and 1996, respectively, related to earnings from the Angelika and recorded $529,000 in the current nine-month period in foreign withholding taxes which will be paid if certain intercompany loans are repaid.


NOTE 5 -- COMMITMENTS

         At September 30, 1997 the Company had lease agreements for three theater facilities with a total of 22 screens which were then under construction or for which construction was anticipated to commence in 1997. The aggregate anticipated contribution for construction costs for such facilities was approximately $12,100,000 at September 30, 1997.

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
September 30, 1997
(amounts in tables in thousands)

The aggregate minimum annual rental commitment for such leases is approximately $550,000, which rentals commence upon the opening of the theaters.

        In the fourth quarter of 1997, Reading Australia entered into an agreement to lease a multiplex site in Queensland which includes an obligation to supply machinery and equipment which is estimated to total approximately $3.2 million. Reading Australia is presently finalizing property purchase agreements in Queensland, Victoria and Western Australia which it is anticipated will require the payment of up to approximately $18 million as consideration for such acquisitions and to fund certain associated development guarantees in the fourth quarter of 1997. Reading Australia also anticipates entering into a construction and development agreement in the fourth quarter of 1997 pursuant to which Reading Australia will be obligated to expend approximately $30 million for the development of Entertainment Centers located in Victoria and Western Australia. In conjunction with lease and purchase agreements, the Company escrowed and/or made deposits totaling $2,004,000 at September 30, 1997, which amount has been classified as "Restricted cash" in the Company's Condensed Consolidated Balance Sheet.


NOTE 6 -- COMMON STOCK TRANSFER RESTRICTIONS

         REI common stock (par value $.001) ("Common Stock") is traded on the Nasdaq National Market under the symbol RDGE and the Philadelphia Stock Exchange under the symbol RDG. The Company's Articles of Incorporation include restrictions on the transfer of Common Stock which are intended to reduce the risk that an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, will occur, which change could reduce the amount of federal tax net loss carryforwards available to offset taxable income. The restrictions provide that any attempted sale, transfer, assignment or other disposition of any shares of Common Stock to any person or group who, prior to the transfer owns (within the meaning of the Code and such regulations) shares of Common Stock or any other securities of REI which are considered "stock" for purposes of Section 382, having a fair market value equal to or greater than 4.75% of the value of all outstanding shares of REI "stock" shall be void ab initio, unless the Board of Directors of the Company shall have given its prior written approval. The transfer restrictions will continue until January 1, 2003 (unless earlier terminated by the Company's Board of Directors).

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


NOTE 7 -- IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of the Company's primary and fully diluted earnings per share is not expected to be material.

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which is required to be adopted by the Company on January 1, 1998. The Statement establishes new rules for the reporting and display of other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments.

NOTE 8 --LEGAL PROCEEDINGS

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
September 30, 1997
(amounts in tables in thousands)


         In 1995, the federal district judge who presided over the bankruptcy reorganization of Reading Company (a subsidiary of REI) ruled that all liability asserted against Reading Company as a potentially responsible party for the Douglassville Disposal Site under Federal Superfund legislation had been discharged pursuant to the consummation order issued in conjunction with the bankruptcy on December 31, 1980. The judge's decision was appealed and on June 17, 1997, the United States Court of Appeals for the Third Circuit ("Appeals Court") upheld the judge's ruling. The plaintiffs submitted a request for a rehearing of the matter to the Appeals Court which request was denied.

NOTE 9 - PREFERRED STOCK INVESTMENT

         During the third quarter of 1997 Stater Bros. Holdings ("Stater") exercised an option to acquire 693,650 shares of Stater Series B Preferred Stock (the "Stater Stock") held by Reading Australia. Pursuant to the option exercise, Stater paid Reading Australia $73,915,000, an amount equal to the stated value of Stater Stock plus accrued dividends. A book gain of $1,387,000 was recorded by the Company in the third quarter of 1997 related to the sale of the Stater Stock as the Stater Stock was recorded on the Company's Consolidated Balance Sheet at $67,978,000 (98% of stated value). Stater also paid REI $615,000 in return for REI's agreement not to provide consulting services for, nor own a controlling interest in, a business which competes with Stater (the retail sale of groceries in the "Inland Empire" region of Southern California) for a period of one year. This payment has been recorded as "Other income" in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1997.

         The pro forma effect on "Interest and dividend" revenues, "Other income", and "Net income applicable to common shareholders" from the sale of the Stater Stock would have been to reduce income by $3,152,000 (or $.42 per share) and $741,000 (or $.39 per share) for the nine months ended September 30, 1997 and the twelve months ended December 31, 1996, respectively, exclusive of the non-recurring $1,387,000 gain associated with the writeup to stated value had the sale occurred at the beginning of each period. Accordingly, the pro forma net loss applicable to common shareholders for the nine months ended September 30, 1997 and pro forma net income applicable to common shareholders for the twelve months ended December 31, 1996 would have been $2,319,000 ($.31 per share) and $5,351,000 ($.72 per share), respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has elected to focus its theater development and related real estate development activities in three principal areas: (i) the management and development of multiplex cinemas and related entertainment centers in Australia under the Reading Cinemas name; (ii) the domestic management, development and acquisition of specialty motion pictures theaters which feature foreign and limited release art films similar to the Angelika Film Center in the Soho District of New York City (the "Angelika") under the Angelika Film Centers name; and (iii) the management and development of multiplex cinemas in Puerto Rico under the Cine Vista name.

Results of Operations

         Due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities, the effect of litigation awards and settlements, the acquisition of the Angelika in the third quarter of 1996, the commencement of operations of three new theaters in 1997 and a recapitalization of the Company (the "Stock Transactions") in the fourth quarter of 1996, historical revenues and earnings have varied significantly and management believes that such results are not necessarily indicative of future operating results.

Revenue
-------

         Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below in each of the three months and the nine months ended September 30, 1997 and 1996, inclusive of minority interest in the current year periods and the prior year quarter ended September 30:


       Period Ended
       September 30,                   1997                        1996
       -------------                   ----                        ----
       Nine Months                 $19,937,000                 $13,003,000
       Three Months                 $7,594,000                 $ 4,994,000


         Cine Vista's Theater Revenues decreased approximately 4% between the current and prior year nine-month periods primarily as a result of the opening by a competitor of two new multiplex theaters in the San Juan metropolitan market. Cine Vista's theater revenues increased approximately 8% in the current three month period due primarily to the opening of a new six-plex in March 1997. In May 1997, Cine Vista closed four of six screens at another location to initiate construction of a new eight-plex at that location, which construction is anticipated to be completed in mid-1998. Accordingly, Cine Vista will have a net increase of two screens in 1997 and anticipates the addition of six more screens in mid-1998. However, increased competition in the San Juan metropolitan market is expected to decrease theater revenues for the remainder of 1997, relative to 1996 levels, if overall box office revenues on the island remain equal to the prior year.

         Theater Revenue for the nine months ended September 30, 1997 and 1996 includes revenues of $5,747,000 and $798,000, respectively from the Angelika, inclusive of minority interest. (The Company acquired the Angelika on August 28, 1996). Box office and concession revenues at the Angelika increased approximately 1% from such revenues recorded by the Angelika in the same nine-month period of the prior year and decreased 6% in the three months ended September 30, 1997 (revenues recorded prior to the Company's acquisition of the Angelika are not included in the Company's condensed consolidated financial results).

         The Company opened its first theater in Australia, a six-plex located in Townsville, Queensland, at the end of December 1996 and purchased an operating four-screen theater in Bundaberg, Victoria for approximately $1,600,000 in the third quarter of 1997. Revenues from these new theaters totaled $872,000 and $2,473,000 in the three and nine months ended September 30, 1997, respectively. In addition, a six-plex currently under construction by Reading Australia will commence operations in late 1997.

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

         The Company acquired the Stater Stock on October 15, 1996. During the third quarter of 1997 Stater Bros. Holdings ("Stater") exercised an option to acquire 693,650 shares of Stater Series B Preferred Stock (the "Stater Stock") held by Reading Australia. Pursuant to the option exercise, Stater paid Reading Australia $73,915,000, an amount equal to the stated value of Stater Stock plus accrued dividends. A book gain of $1,387,000 was recorded by the Company in the third quarter of 1997 related to the sale of the Stater Stock as the Stater Stock was recorded on the Company's Consolidated Balance Sheet at $67,978,000 (98% of stated value). The Stater Stock had a dividend yield of 10.5%.

         Interest and dividend revenues (exclusive of those from the Stater Stock) were as follows in each of the nine months ended September 30, 1997 and 1996, respectively:


       Period ending
       September 30,                   1997                        1996
       ------------                    ----                        ----
       Nine Months                 $1,782,000                  $2,087,000
       Three Months                  $709,000                    $713,000


Expenses
--------

         "Theater costs," "Theater concession costs" and "Depreciation and amortization" reflect the direct theater costs of Cine Vista, the Angelika and Reading Australia's theater operations. These costs, inclusive of minority interests increased $5,963,000 from $11,463,000 in the prior year nine-month period to $17,426,000 in the current year nine-month period due primarily to the inclusion of $4,260,000 of theater costs associated with the Angelika's operations in the current year period (versus $583,000 in the prior year nine-month period) and $2,241,000 in costs associated with the new theaters which opened in Australia in December 1996 and July 1997 (which costs include approximately $125,000 of start-up costs associated with the initialization of activities at the theater). An increase of $2,193,000 in such theater costs from the prior year quarter to the current year quarter resulted from the inclusion of $1,625,000 and $767,000 (inclusive of minority interests) from the Angelika and Australian operations, respectively.

         "General and administrative" expenses for the three and nine months ended September 30, 1997 and 1996 listed below include the following components:


                                            Three Months Ended                              Nine Months Ended
                                               September 30,                                  September 30,
                                       1997                    1996                    1997                   1996
                                 -----------------       -----------------      ------------------      -----------------
Cine Vista                            $193,000                $206,000                $581,000               $782,000
Angelika/1/                            139,000                  15,000                 347,000                 15,000
Australia/2/                           697,000                 228,000               2,251,000                684,000
Other, general                       1,399,000                 618,000               3,481,000              2,063,000
                                 -----------------       -----------------      ------------------      -----------------
Company share                        2,428,000               1,067,000               6,660,000              3,544,000
                                 -----------------       -----------------      ------------------      -----------------
Minority Interests                      27,000                 230,000                  70,000                686,000
                                 -----------------       -----------------      ------------------      -----------------
Gross Amount Included in
Condensed Consolidated
Statement of Operations             $2,455,000              $1,297,000              $6,730,000             $4,230,000
                                 =================       =================      ==================      =================


         /1/ Net of minority interest of Sutton Hill for all periods presented.

         /2/ Net of minority interest of Craig in the three and nine months ended September 30, 1996, respectively, and inclusive of a 25% minority interest in the Company's Townsville, Australia theater in the current year periods.

         The decrease in Cine Vista's "General and administrative" expenses from the prior year periods to the current year periods is largely due to the inclusion of $150,000 of salary expense in the prior year which has been included in "Other, general-General and administrative" expenses in 1997 and a decrease in professional fees.

         In the current nine-month period, Australia's "General and administrative" expenses include $754,000 of previously capitalized property development costs which were expensed in the second and third quarters due to management's determination that development of the related theater locations would not be pursued to completion.

         "General and administrative" expenses in the "Other, general" category increased from the prior year periods due primarily to an increase in professional fees and other expenses associated with theater acquisition and development activities and an increase in salaries and bonus expense resulting in part, from the inclusion of certain expense which was included in Cine Vista's "General and administrative" expenses in the prior year.

Equity in Earnings of Affiliate
-------------------------------

         "Equity in earnings of affiliate" which reflect earnings from the Company's investment in Citadel acquired in late March 1996, decreased $1,271,000 from $1,475,000 in the nine months ended September 30, 1996 to $204,000 in the nine months ended September 30, 1997. The prior year period's equity earnings included a nonrecurring gain on sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition for financial statement purposes of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel.

Other Income
------------

         "Other income" totaled $851,000 and $1,065,000 in the nine months ended September 30, 1997 and 1996, respectively, and is comprised in the current year period of $615,000 received from Stater (in September 1997) in return for REI's agreement not to provide consulting services for, nor own a controlling interest in, a business which competes with Stater (the retail sale of groceries in the "Inland Empire" region of Southern California) for a period of one year and amounts received from a third party as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods. "Other income" in the prior year three and nine month periods included $1,119,000, net of expenses, which the Company received in full settlement of its claim against TPI Enterprises, Inc. ("TPI"). The matter related to the Company's 1993 offer to acquire from TPI a partnership interest in a partnership which operates motion picture exhibition theaters.

Minority Interests
------------------

         "Minority interests" for the three and nine months ended September 30, 1997 includes $64,000 and $175,000, respectively, which reflects Sutton Hill's minority share of the Angelika income for such periods, and $13,000 and $5,000 which reflects the minority share of the Townsville income for such periods, respectively (See Note 2). The "Minority interests," for the three and nine months ended September 30, 1996, includes $68,000 and $375,000, respectively, which reflects Craig's share of Reading Australia's loss for such periods, and $32,000 and $32,000 which reflects Sutton Hill's minority share of the Angelika income for such periods, respectively.

Income Tax Provision
--------------------

         Income tax expense in the current year nine-month period includes an accrual for foreign withholding taxes of $529,000 which will be paid if certain intercompany loans are repaid and state and local taxes of $165,000. Income tax expense in the prior year nine-month period reflects $57,000 and $22,000 of AMT expense and state and local taxes, respectively. Income tax expense in the current quarter includes an accrual for foreign withholding taxes of $306,000 and state and local taxes of $66,000. Income tax expense in the prior year quarter reflects $35,000 and $22,000 of AMT expense and state and local taxes, respectively.

Net Income
----------

         As a result of the above, the Company recorded "Net income" of $3,755,000 and $2,412,000 for the nine months ended September 30, 1997 and 1996, respectively, and "Net income" of $1,775,000 and $1,372,000 for the three months ended September 30, 1997 and 1996, respectively.

Net Income Applicable to Common Stockholders
--------------------------------------------

         In the three and nine months ended September 30, 1997, "Net income applicable to common stockholders" has been reduced by the 6.5% per annum dividend on the $62,000,000 stated value of Convertible Preferred Series A and B Stock and amortization of an asset put option issued to Citadel.

Liquidity and Capital Resources

         To provide Reading Australia with funding needed to complete its theater development plans without requiring the parent company to guarantee the indebtedness of Reading Australia and as a means of minimizing the Company's exposure to fluctuations in the value of the Australian dollar and to demonstrate the Company's commitment to the Australian market, the Company contributed the Stater Stock to Reading Australia in 1996. In the third quarter of 1997, Reading Australia sold the Stater Stock back to Stater for cash in the amount of approximately $73,915,000 reflecting stated value of $69,365,000 and accrued dividends.

         The sale of the Stater Stock increased the Company's cash and cash equivalents to more than $100 million, it is anticipated that the proceeds of the sale will be deployed into the Company's motion picture exhibition and entertainment center development business over the next 24 months. In the fourth quarter of 1997, Reading Australia entered into an agreement to lease a multiplex site in Queensland, Victoria and Western Australia which includes an obligation to supply machinery and equipment which is estimated to total approximately $3.2 million. Reading Australia is presently finalizing property purchase agreements which it is anticipated will require the payment of up to approximately $18 million as consideration for such acquisitions and to fund certain associated development guarantees in the fourth quarter of 1997. Reading Australia also anticipates entering into a construction and development agreement in the fourth quarter of 1997 pursuant to which Reading Australia will be obligated to expend approximately $30 million for the development of Entertainment Centers located in Victoria and Western Australia.

         If the Company is successful in its efforts to develop all of the projects which it is presently considering in Australia, Puerto Rico and the domestic market, its capital requirements over the next two years will exceed its existing cash balances and existing borrowing arrangements. However, the Company believes that additional funding could be realized through, among other things, bank borrowings, sale-leaseback transactions and the issuance/sale of additional equity either of Reading Entertainment, Inc., or Reading Australia or at the project level. The Company does not currently have property purchase or development commitments which exceed its liquid funds.

         During the nine months ending September 30, 1997, the U.S. dollar strengthened materially relative to the Australian dollar. Accordingly, the value of Reading Australia's "Cash and cash equivalents" which funds are denominated in Australian dollars, decreased approximately $970,000 when converted to U.S. dollars in the Company's consolidated financial statements. Reading Australia had "Restricted cash" and "Cash and cash equivalents" denominated in Australian dollars which amounted to $(US)8,376,000 at September 30, 1997. Such devaluation did not effect the Company's development plans or its ability to execute such plans since funds needed for Reading Australia's anticipated development expenditures are currently held in liquid assets denominated either in Australian or US dollars, such amounts totaled approximately $8,376,000 and $74,180,000, respectively at September 30, 1997. To the extent that Reading Australia's intended Australian investments exceed Australian dollar denominated assets, and are instead invested in U.S. dollar denominated investments, the Company has benefitted from the devaluation by increasing its purchasing power in Australian dollars.

         The following summarizes the major sources and uses of cash funds in the nine months ended September 30, 1997 and 1996, respectively:

1997:
----

         "Unrestricted cash and cash equivalents" increased $60,314,000 from $48,680,000 at December 31, 1996 to $108,994,000 at September 30, 1997. Working
capital increased $64,450,000 from $43,336,000 at December 31, 1996 to $107,786,000 at September 30, 1997, largely as a result of the Company closing the sale of its interest in the Stater Stock investment back to Stater on September 16, 1997 whereby the Company received approximately $73,915,000 in cash (See Note 9).

         While not necessarily indicative of its results of operations determined under generally accepted accounting principles, theater revenues less direct theater, general and administrative expenses before interest, depreciation and amortization ("Theater EBITDA") (inclusive of income from minority interest of $5,000) totaled $3,075,000 in the nine months ended September 30, 1997 versus Theater EBITDA of $1,909,000 in the corresponding nine month period last year. Other principal sources of liquid funds in the current year nine-month period were $1,782,000 in "Interest and dividend" income, a net decrease in "Amounts receivable" of $1,997,000, a net decrease in "Restricted cash" of $2,018,000, a net increase in "Other liabilities" of $795,000 and $615,000 received from Stater (See Note 9).

         In addition to operating expenses, other uses of liquid funds in the nine months ended September 30, 1997 included $6,445,000 of property and equipment purchases, a net decrease in "Accounts payable and accrued expenses," of $5,032,000, payment of preferred stock dividends of $2,816,000, and a net decrease in "Notes payable" of $1,500,000.

1996:
----

         "Unrestricted cash and cash equivalents" decreased $3,718,000 from $44,189,000 at December 31, 1995 to $40,471,000 at September 30, 1996 due
primarily to $11,101,000 used to purchase the Angelika and $3,325,000 used to purchase the Citadel Common Stock, offset in part by Craig's contributions of $12,888,000 to Reading International, which benefitted the Company upon the acquisition of 100% ownership in Reading International. Other principal sources of liquid funds in the nine months ended September 30, 1996 were proceeds of $2,069,000 from Sutton Hill (the minority partner) for the purchase of the Angelika, $2,087,000 in "Interest and dividend" income, Theater EBITDA of $1,909,000, and a decrease in "Due from affiliate" of $1,040,000. Working capital decreased $5,192,000 from $42,666,000 at December 31, 1995 to $37,474,000 at September 30, 1996.

         In addition to operating expenses, other principal uses of liquid funds in the prior year nine-month period included $5,460,000 for the purchase of property, plant and equipment related primarily to property acquisitions and developments by Reading Australia.

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

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which is required to be adopted by the Company on January 1, 1998. The Statement establishes new rules for the reporting and display of other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


Item 4.  Submission of Matters to a Vote of Security Holders.

              At the Company's 1997 Annual Meeting of Shareholders held on September 16, 1997, shareholders (i) elected six directors (ii) approved the 1997 Equity Incentive Plan, which plan provides for the issuance of up to 200,000 options to purchase shares of the Company's Common Stock and (iii) approved the grant to James J. Cotter, Chairman of the Board of the Company, of an option to purchase (the "Cotter Option"), subject to satisfaction of certain conditions, up to 460,000 shares of the Company's Common Stock. The results of the votes were as follows:


      (i)     Election of Directors                                For              Withheld
                                                                   ---              --------
              James J. Cotter                                   12,537,770          140,993
              Gregory R. Brundage                               12,355,745          323,018
              Edward L. Kane                                    12,359,070          319,693
              John W. Sullivan                                  12,539,170          139,593
              Albert J. Tahmoush                                12,537,520          141,243
              S. Craig Tompkins                                 12,539,169          139,594


                                                                                                      Abstain
                                                                                                      -------
      (ii)    Approval of the 1997 Equity Incentive Plan        11,896,546          321,742             9,796

      (iii)   Approval of the Cotter Option                     11,671,764          414,615            12,030


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1     Reading Entertainment, Inc. Incentive Compensation Plan

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the reporting period.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     READING ENTERTAINMENT, INC. REGISTRANT



Date:     November 14, 1997            By:   /s/ James A. Wunderle
     --------------------------------     --------------------------------------
                                       James A. Wunderle
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)



Date:     November 14, 1997            By:    /s/ Eileen M. Mahady
     ----------------------------         --------------------------------------
                                       Eileen M. Mahady
                                       Controller
                                       (Principal Accounting Officer)

                                                                    Exhibit 10.1
                                                                    ------------

            READING ENTERTAINMENT, INC. INCENTIVE COMPENSATION PLAN

     SECTION 1. PURPOSE. The purpose of this Reading Entertainment, Inc. Incentive Compensation Plan (as it may be amended in accordance herewith, the "Plan") is to provide incentives for selected key employees whose performance in fulfilling the responsibilities of their positions can have a major impact on the profitability and future growth of Reading Entertainment, Inc. (the "Company") and its subsidiaries.

     SECTION 2. DEFINITIONS. For the purposes of the Plan, the following terms shall have the meanings indicated:

          (a) "Aggregate Potential Bonus Pool" with respect to each Incentive Goal in each Fiscal Year shall mean the amount established for such Incentive Goal for such Fiscal Year in accordance with Section 4.

          (b) "Aggregate Bonus Pool" with respect to each Fiscal Year shall mean the Aggregate Potential Bonus Pool relating to the Incentive Goal or Incentive Goals achieved by the Company for such Fiscal Year.

          (c) "Allocation Percentage" shall have the meaning as defined in
     Section 4.

          (d) "Board of Directors" shall mean the Board of Directors of the Company.

          (e) "Bonus Award" shall mean any amount payable under the Plan, including Bonus Pool Awards and Discretionary Awards.

          (f) "Bonus Pool Award" shall mean any amount payable under Section 4.

          (g) "Committee" shall mean the Compensation Committee of the Board of Directors, or such other committee of the Board of Directors as the Board of Directors shall designate with authority to make determinations under the Plan.

          (h) "Designated Executive" for any Fiscal Year shall mean an executive of the Company or any of its subsidiaries designated as such for such Fiscal Year in accordance with Section 4.

          (i) "Discretionary Award" shall mean any amount payable under
     Section 5.

          (j) "Fiscal Year" shall mean any fiscal year of the Company, commencing with the Fiscal Year which began on January 1, 1997.

          (k) "Incentive Goal" with respect to any Fiscal Year shall mean any of the goals established for such Fiscal Year in accordance with Section 4.

          (l) "Unallocated Pool" for any Fiscal Year shall mean an amount equal to the Aggregate Bonus Pool for such Fiscal Year multiplied by a percentage equal to the excess of 100% over the sum of the Allocation Percentages for the Designated Executives for such Fiscal Year.

                                                                    Exhibit 10.1
                                                                    ------------

     SECTION 3.     ADMINISTRATION.

     (a) Committee.  The Plan shall be administered by the Committee.  The
         ---------
Committee shall have full authority to interpret the Plan and from time to time to adopt such rules and regulations for carrying out the Plan as it may deem appropriate.

     (b) Committee Determinations.  All determinations by the Committee shall be
         ------------------------
made by the affirmative vote of a majority of its members, but any determination reduced to writing and signed by all of its members shall be fully as effective as if it had been made by a majority vote at a meeting duly called and held.
All decisions by the Committee pursuant to the provisions of the Plan and all orders or resolutions of the Committee pursuant thereto shall be final, conclusive, and binding on all persons, including the Designated Executives (and their heirs, personal representatives, successors, and permitted assigns), the Company, its subsidiaries, and its stockholders.

     SECTION 4.     BONUS AWARDS.

     (a) Incentive Goals.  Not later than each October 15, the President of the
         ---------------
Company, in consultation with such other executives as he shall determine, shall propose to the Board of Directors goals to be achieved by the Company and its subsidiaries for the following Fiscal Year. Such goals shall be objective goals, which may include financial, operational, or other criteria, to measure performance of the Company and its subsidiaries for such Fiscal Year. Goals may include goals of different types, to be related to separate bonus pools, or formulae combining goals of different types for a single bonus pool, and may provide multiple performance levels to relate to multiple bonus pool levels.
Not later than each October 31, the Board of Directors, after consideration of the proposals of the President, shall establish the goals to be achieved by the Company and its subsidiaries for the following Fiscal Year, in one or more levels (such goals being the "Incentive Goals" for such Fiscal Year).

     (b) Aggregate Potential Bonus Pools, Designated Executives, and Allocation
         ----------------------------------------------------------------------
Percentages. Not later than each November 30, the Committee, after consultation
-----------
with the Chairman of the Board of Directors, shall determine (i) for each Incentive Goal for the following Fiscal Year, a dollar amount as the "Aggregate Potential Bonus Pool" for such Incentive Goal, (ii) the executives of the Company and its subsidiaries entitled to participate in the Plan for such following Fiscal Year (the "Designated Executives"), and (iii) the percentage (the "Allocation Percentage") of the Aggregate Bonus Pool to be allocated to each Designated Executive. The sum of the Allocation Percentages may be less than, but in no event shall exceed, 100%. The Committee shall notify each Designated Executive of the Incentive Goals, the Aggregate Potential Bonus Pool for each, and his Allocation Percentage.

     (c) Bonus Awards.  Subject to the conditions of the Plan, for each Fiscal
         ------------
Year, each Designated Executive shall receive, from the Company or the appropriate subsidiary, as the case may be, a Bonus Pool Award in an amount equal to such Designated Executive's Percentage Allocation of the Aggregate Bonus Pool. In addition, within 30 days of the end of each Fiscal Year, the President of the Company, in consultation with the Chairman of the Board, shall allocate percentages of the Unallocated Pool to executives and other key employees of the Company and its subsidiaries other than the Designated Executives. In no event shall the aggregate of the Bonus Pool Awards,

                                                                    Exhibit 10.1
                                                                    ------------

including awards from the Unallocated Pool, for any Fiscal Year exceed the Aggregate Bonus Pool for such Fiscal Year.

     (d) Adjustments to Bonus Pool Awards.  If the employment by the Company and
         --------------------------------
its subsidiaries of any Designated Executive shall terminate during a Fiscal Year for any reason other than for cause or resignation (excluding resignation as a result of disability), or if a Designated Executive shall take an approved leave of absence (in excess of normal vacation time) during any Fiscal Year, the Pool Bonus Award otherwise payable to such Designated Executive shall be pro-rated for the number of days during such Fiscal Year during which such Designated Executive remained in the employ of the Company and its subsidiaries (and not on such leave of absence). If a Designated Executive's employment by the Company and its subsidiaries is terminated for cause or by the Designated Executive's resignation (other than resignation as a result of a disability), such Designated Executive shall receive no Bonus Pool Award for such Fiscal Year. Any portions of any Aggregate Bonus Pool not paid to a Designated Executive as a result of this Section 4(d) may be reallocated among the Designated Executives entitled to receive Bonus Pool Awards, added to the Unallocated Pool, or retained by the Company, as the Committee in its sole discretion may determine.

     (e) Modification of Timetables.  The timetables set forth above for
         --------------------------
determination of Incentive Goals, Aggregate Potential Bonus Pools, and other determinations shall be deemed targets, and may be modified by the Board of Directors or the Committee. For the Fiscal Year ending December 31, 1997, the Board of Directors and Committee shall endeavor to make such determinations as promptly as practicable.

     (f) Payment of Bonus Pool Awards.  The Committee shall determine the timing
         ----------------------------
of payment of Bonus Pool Awards, either at the time of establishment of the Incentive Goals for a Fiscal Year or at any time thereafter. The Committee may provide for payment of Bonus Pool Awards in stages. All Bonus Pool Awards shall be paid in cash.

     (g) Certification of Bonus Pool Awards.  Prior to the payment of any Bonus
         ----------------------------------
Award in respect of any Fiscal Year, the Committee shall certify in writing to the Board of Directors the amount of such Bonus Pool Award and that such Bonus Pool Award was determined in accordance with the terms of the Plan. For this purpose, approved minutes of the Committee meeting in which the certification is made shall be treated as a written certification.

     SECTION 5. DISCRETIONARY BONUS AWARDS. In addition to the Bonus Pool Awards, the Committee, after consultation with the Chairman of the Board of Directors, may recommend to the Board of the Directors, and the Board of Directors, in its sole and absolute discretion, may grant, Discretionary Bonus Awards to any employee of the Company or any of its subsidiaries, including employees who receive Bonus Pool Awards, in recognition of extraordinary efforts or achievements of such employee. Discretionary Awards shall be made at such times and in such amounts as shall be determined by the Board of Directors.

     SECTION 6. EFFECTIVE DATE. The Plan shall become effective for the Fiscal Year which commenced January 1, 1997.