Form 10-K/A
period 1997-12-31
READING ENTERTAINMENT INC
filed 1998-04-30
CIK 1023993

                                  FORM 10-K/A
                                AMENDMENT NO. 1


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ............... to ...............

COMMISSION FILE NUMBER 333-13413

                          READING ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                            23-2859312
        (State of incorporation)       (I.R.S. Employer Identification No.)

          30 SOUTH FIFTEENTH STREET
                SUITE 1300
        PHILADELPHIA, PENNSYLVANIA                           19102
   Address of principal executive offices)                 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER:  215-569-3344

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       Title of each class             Name of each exchange on which registered
   COMMON STOCK, $.001 PAR VALUE              PHILADELPHIA STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

   COMMON STOCK, $.001 PAR VALUE
         Title of class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 28, 1998, 7,449,364 shares of Common Stock were outstanding and the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $27,204,733.38.

PART III, ITEMS 10-13 ARE AMENDED IN THEIR ENTIRETY AS SET FORTH HEREIN.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                          AGE       POSITION
----                          ---       --------

James J. Cotter                59       Chairman of the Board of Directors

S. Craig Tompkins              47       Vice Chairman of the Board of Directors
                                        and Director

Robert F. Smerling             63       President and Director

Gregory R. Brundage(2)(4)      54       Director

Edward L. Kane(1)(2)(3)        60       Chairman of the Audit and Finance
                                        Committee of the Board and a Director

John W. Sullivan(1)(3)(4)      63       Chairman of the Compensation Committee
                                        of the Board and a Director

Albert J. Tahmoush(3)(4)       76       Chairman of the Conflicts Committee of
                                        the Board and a Director

B. John Rochester              54       Chief Executive Officer, Australian
                                        Cinema Operations and Reading Australia
                                        Pty Ltd.

James A. Wunderle              46       Executive Vice President, Chief
                                        Financial Officer and Treasurer

Ellen M. Cotter                32       Vice President, Business Affairs

John Foley                     47       Vice President, Marketing

Charles S. Groshon             44       Vice President, Finance

Mark A. Novell                 35       Controller

_______________________

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

(2) Member of the Audit and Finance Committee. The Audit and Finance Committee is appointed annually by the Board of Directors to recommend the selection of independent auditors, review the scope and results of the annual audit, review financial results and status, review and assess the adequacy of the Company's accounting practices, financial controls and reporting systems and assess the financial planning functions of the Company. During 1997 the Audit and Finance Committee held two meetings.

(3) Member of the Compensation Committee. The Compensation Committee is responsible for recommending to the Board of Directors remuneration for senior management and officers of the Company, recommending adoption of compensation plans and the granting of options under the Company's stock option plans. The Compensation Committee held six meetings during 1997.

(4) Member of the Conflicts Committee. The Conflicts Committee was formed in order to evaluate and make recommendations to the Board of Directors concerning matters in which the Board of Directors or management may have a conflict of interest. The Conflicts Committee held one meeting in 1997.

     Mr. Cotter has been Chairman of the Board of Directors since December 1991, Chairman of the Company's Executive Committee since March 1993 and a director since September 1990. Mr. Cotter has been Chairman of the Board of Craig since 1988 and a director since 1985. Mr. Cotter has been a director of Citadel since 1991, became acting Chairman in October of 1991 and was named Chairman in 1992. From October 1991 to June 1992, Mr. Cotter also served as the acting Chairman of Citadel's wholly owned subsidiary, Fidelity Federal Bank, FSB ("Fidelity"), and served as a director of Fidelity until December 1993. Mr. Cotter is the Chairman and a director of Citadel Agricultural, Inc. ("CAI"), a wholly owned subsidiary of Citadel; the Chairman and a member of the Management Committee of each of the agricultural partnerships which constitute the principal assets of CAI (the "Agricultural Partnerships"); and the Chairman and a member of the Management Committee of Big 4 Farming LLC ("Farming"), a farm management company, 80% owned by Citadel. From 1988 through January 1993, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation (a citrus grower and packer), a company wholly owned by Mr. Cotter, and is the Managing Director of Visalia LLC ("Visalia"), which holds a 20% interest in each of the Agricultural Partnerships and a 20% interest in Big 4 Farming LLC. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinema Corporation (motion picture exhibition) since 1987, Executive Vice President and a director of The Decurion Corporation (motion picture exhibition) since 1969 and a director of Stater Bros. Holdings Inc. and its predecessors from 1987 until September 1997. Mr. Cotter is also a director and Executive Vice President of Pacific Theatres, a wholly owned subsidiary of Decurion.

     Mr. Smerling has been President of Reading Entertainment since January 1997. Mr. Smerling has served as President of several subsidiaries of the Company since November 1994. Mr. Smerling also serves as the President of CineVista. Mr. Smerling served as president of Loews Theater Management Corporation, a subsidiary of Sony Corporation, from May 1990 until November 1994. Mr. Smerling also serves as President and Chief Executive Officer of City Cinemas, a motion picture exhibitor located in New York City, New York. City Cinemas is an affiliate of James J. Cotter and has entered into an Executive Sharing Agreement with the Company with respect to the services of Mr. Smerling.

     Mr. Tompkins has been Vice Chairman since January 1997. Mr. Tompkins has been a Director of the Company since March 1994 and was President of the Company from March 1994 through December 1996. Mr. Tompkins is also President and Director of Craig and has served in such positions since March 1, 1994. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins has been a director of Citadel since May 1994 and a director of G&L Realty Corp., a New York Stock Exchange listed REIT (Real Estate Investment Trust), since December 1994. Since July 1995, Mr. Tompkins has been the Vice Chairman of Citadel, and currently serves as that company's Secretary/Treasurer and Principal Accounting Officer. Mr. Tompkins is also President and a Director of CAI, a member of the Management Committee of each of the Agricultural Partnerships and of Big 4 Farming LLC, and serves for administrative convenience as an Assistant Secretary of Visalia, and Big 4 Ranch, Inc. (a partner with
CAI and Visalia in each of the Agricultural Partnerships).

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

     Ms. Cotter has been the Vice President, Business Affairs of the Company since March 1998. Prior thereto, Ms. Cotter held the same position with Craig from August 1996. Prior thereto, she was an attorney specializing in corporate law with White & Case, a New York law firm. Ms. Cotter is the daughter of Mr. James J. Cotter. Ms. Cotter is a member of Vislia, LLC and a limited partner in James J. Cotter, Ltd. (Mr. Cotter is a general partner), which is a general partner of Hecco Ventures I a privately held investment partnership.

     Mr. Groshon has been Vice President of the Company since December 1988. He was an internal auditor with the Company from August 1984 until December 1988, and a staff accountant prior thereto.

     Mr. Foley has been an officer of the Company since May 1998. Mr. Foley also has been an officer of City Cinemas since January 1997. Prior to joining City Cinemas and the Company, Mr. Foley was the President of Distribution for Miramax, where he, among other things, developed and implemented the distribution plan for The English Patient, the winner of nine Academy Awards and one of the most profitable art films of all time. Prior to joining Miramax in 1994, Mr. Foley was the President of Distribution for MGM/UA from 1989 through 1993.

     Mr. Novell has been Controller of the Company since March 1998. Mr. Novell served as Controller for Einstein/Noah Bagels, L.P., a franchisee for the east coast of the United States, from November 1996 to January 1998. Prior thereto, Mr. Novell served as Controller for Expert Software, Inc. (a consumer software publisher/distributor) from May 1993 to October 1996. Mr. Novell is a
Certified Public Accountant.

     The Company receives consulting services from the following individual; a full-time employee of an affiliated company, Citadel:

     Mr. Wesson has been the President and Chief Executive Officer of Citadel since August 1994. Prior to his employment by Citadel in 1993, Mr. Wesson was the Chief Executive Officer of Burton Properties Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC, from 1989. Reading owns 23.5% of the outstanding Common Stock of Citadel, and receives real estate consulting services from Citadel pursuant to an agreement with that company.


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

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1997, all filing requirements applicable to its reporting persons were complied with except as follows: [information to come]

ITEM 11. EXECUTIVE COMPENSATION

     I.  Summary Compensation Table

     The following table shows, for the years ending December 31, 1997, 1996 and 1995, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in all capacities in which they served:

                                                                                                         LONG TERM
                                                                   ANNUAL COMPENSATION                     AWARDS
                                                         -----------------------------------------       ----------
                                                                                   OTHER ANNUAL
                                                          SALARY        BONUS      COMPENSATION           OPTIONS
NAME AND PRINCIPAL POSITION              YEAR              ($)           ($)            ($)                  (#)
---------------------------------      -------           --------      --------   ----------------       ----------
James J. Cotter /(1)(2)/                 1997                          $475,000          $150,000         460,000
  Chairman of the Board of Directors

                                         1996                                             150,000

                                         1995                                             150,000


S. Craig Tompkins /(2)(3)/               1997            $180,000                                          20,000
  Vice Chairman of the
   Board of Directors                    1996             180,000

                                         1995             180,000


Robert F. Smerling /(4)/                 1997             175,000                                          35,000
  President and Director
                                         1996             175,000        60,000

                                         1995             175,000


B. John Rochester /(5)/                  1997             130,000
  President and Chief Executive
  Officer, Reading Australia Pty Ltd.    1996             156,620

                                         1995              39,155


James A. Wunderle                        1997             170,000         5,000                            17,000
  Executive Vice President,
  Chief Financial Officer and Treasurer  1996             130,000        70,000

                                         1995             130,000        52,500

(1) Mr. Cotter receives a fee for his services as Chairman of the Board of Directors of $150,000 per annum.

(2) Does not include fees of $45,000 paid to Mr. Cotter in both 1997 and 1996 or fees of $40,000 and $35,000 paid in 1997 and 1996, respectively, to Mr. Tompkins by Citadel for services provided to Citadel.

(3) Mr. Tompkins was appointed Vice Chairman of the Board of Directors effective January 17, 1997.

(4) Mr. Smerling was appointed President of the Company effective January 17, 1997 and a Director on January 24, 1997.

(5) Mr. Rochester's compensation is paid in Australian dollars, his base salary is A$200,000. The amounts presented in the table fluctuate due to fluctuations in the U.S. dollar / Australian dollar exchange rates at December 31 of the respective years presented. Mr. Rochester was retained effective November 1995. Amount set forth reflects salary for 1995.

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

     Messrs. Smerling, Wunderle and Groshon and are entitled to receive payment equal to twelve, twelve and nine months, respectively, of annual base salary in the event their individual employment with the Company is involuntarily terminated.

     II.  Option Grant Table

     As of December 31, 1997, the Company had options outstanding under two Stock Option Plans, the 1992 Non-qualified Stock Option Plan (the "1992 Plan") and the 1997 Equity Incentive Plan (the "1997 Plan"). Each plan was approved by shareholders in the year of adoption. The 1997 Plan reserved 200,000 shares for grant and provides for one-fourth of the options granted to be exercisable on the first anniversary of the date of grant, and an additional one-fourth on each subsequent anniversary, unless the Compensation Committee of the Board of Directors (the "Committee"), in its discretion, decides otherwise.

     The 1992 Plan reserved 500,000 shares for grant and provides for one-third of options granted to be immediately exercisable, one-third exercisable on the first anniversary of the date of grant, and the final one-third exercisable upon the second anniversary date of the date of grant unless the Committee, in its discretion, decides otherwise.

                                                                                              POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED
                                                                                              ANNUAL RATES OF STOCK
                                                                                              PRICE APPRECIATION FOR
                                  INDIVIDUAL GRANTS                                                OPTION TERM
----------------------------------------------------------------------------------------     ----------------------
                               NO. OF          % OF TOTAL
                             SECURITIES          OPTIONS
                             UNDERLYING        GRANTED TO     EXERCISE OR
                               OPTIONS        EMPLOYEES IN    BASE PRICE    EXPIRATION
      NAME                     GRANTED        FISCAL YEAR       ($)            DATE             5% ($)     10% ($)
---------------------    ----------------  ----------------  -----------  --------------     ----------  ----------
  James J. Cotter               110,000           17.61%       12.80        4/18/2007           652,551   1,873,084

  James J. Cotter               260,000           41.63%       12.80        4/18/2007         1,542,395   4,427,290

  James J. Cotter                90,000           14.41%       12.80        4/18/2007           533,906   1,532,523

  Ellen M. Cotter                10,000            1.60%       12.80        4/18/2007            59,323     170,280

  Robert F. Smerling             35,000            5.60%       12.80        4/18/2007           207,630     595,981

  S. Craig Tompkins              20,000            3.20%       12.80        4/18/2007           118,646     340,561

  James A. Wunderle              17,000            2.72%       12.80        4/18/2007           100,849     289,477

     Options granted under both the 1992 Plan and the 1997 Plan must have exercise prices equal to or greater than 100% of the fair market value of the underlying shares on the date of grant and expire ten years from the date of grant and may contain certain other terms and conditions as determined by the Committee. All of the options granted to executive officers other than Mr. Cotter were from the 1997 Plan. Shareholders of the Company approved a grant of options on September 16, 1997 to James J. Cotter, Chairman of the Board of Directors of the Company (the "Cotter Options"). The Cotter Options are divided into three groups: Options (the "Basic Options") to purchase up to 110,000 shares of Common Stock, which become exercisable in four equal installments commencing one year from the date of grant; options (the "Convertible Preferred Options") to purchase up to 260,000 shares of Common Stock, which become exercisable over a similar vesting schedule, but only in proportion to the number of shares of Convertible Preferred Stock which are converted into Common Stock; and options (the "Asset Put Options") to purchase up to 90,000 shares of Common Stock which become exercisable over a similar vesting schedule, but only in proportion to the number of shares of Common Stock which are issued pursuant to the Asset Put Option (See Item I - Business General - The Reorganization and Stock Transactions). All shares granted under the Cotter Options have an exercise price of $12.80 per share.

     III. Option Exercises and Year-End Table

     The following sets forth information with respect to the options held by the persons named in the Summary Compensation Table above as of December 31, 1997. No options were exercised by such persons during the fiscal year ended December 31, 1997 and none of the options held by such persons at December 31, 1997 had exercise prices which were below the market price of the Company's common stock as of that date. All of such options had an exercise price of $12.80 per share except for 265,232 held by Mr. Cotter which have an exercise price of $14.00 per share.


                         Fiscal Year-End Option Values

                                       Number of Unexercised
                                        Options at 12/31/97
                                      -----------------------

                                           # Exercisable /
               Name                         Unexercisable
               ---------------------  -----------------------
               James J. Cotter (1)       320,232  /  405,000

               Ellen M. Cotter             5,000  /    5,000

               S. Craig Tompkins          10,000 /    10,000

               Robert F. Smerling         15,625  /   15,625

               James A. Wunderle           8,500  /    8,500

     (1) Mr. Cotter's unexercisable options include all of the Convertible Preferred Options and all of the Asset Put Options and the unvested portion of his Basic Options.

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


5% BENEFICIAL OWNERS

                                                         ---------------------------------------------------------------
                                                                   Voting Cumulative Convertible Preferred Stock
                                                         ---------------------------------------------------------------
                                       Common Stock                       Series A                   Series B
                           ---------------------------------------------------------------------------------------------
                                                                                                                           Percent

                           Amount and Nature               Amount and Nature              Amount and Nature                  of
Name and Address of               of           Percent of         of          Percent of         of          Percent of    Voting
 Beneficial Owner             Beneficial         Class        Beneficial         Class        Beneficial        Class     Stock (1)
                              Ownership                       Ownership                       Ownership
===================================================================================================================================

Craig Corporation
550 South Hope Street         5,165,156         69.34             0                0          550,000          100        77.96
Los Angeles, CA 90071
-----------------------------------------------------------------------------------------------------------------------------------

Citadel Holding Corporation
550 South Hope Street                 0             0        70,000              100                0            0         5.03
Los Angeles, CA 90071
-----------------------------------------------------------------------------------------------------------------------------------


SECURITY OWNERSHIP OF MANAGEMENT

                                                  Amount and
                                                  Nature of
                                                  Beneficial               Percentage of        Percentage of
Name of Beneficial Owner                          Ownership    (3)       Common Stock  (3)    Voting Stock  (1)
------------------------                          ---------              ------------         ------------
James J. Cotter................................   298,732      (2)(4)            3.86                2.18
Gregory R. Brundage............................         0                           0                   0
Ellen M. Cotter................................     2,500      (5)                  *                   *
Edward L. Kane.................................     9,000      (6)(7)               *                   *
B. John Rochester..............................         0                           0                   0
Robert F. Smerling.............................     7,812      (8)                  *                   *
John W. Sullivan...............................   165,441      (6)(9)            2.22                1.23
Albert J. Tahmoush.............................     7,500      (6)                  *                   *
S. Craig Tompkins..............................     6,400      (2)(10)              *                   *
James A. Wunderle..............................     4,250      (11)                 *                   *
All Directors and Officers As a Group..........   507,885      (12)              6.52                3.69
(12 Persons)

*    Percentages of less than one percent have not been indicated.

(1) Gives effect to the voting rights of 70,000 shares of Series A Preferred Stock and 550,000 shares of Series B Preferred Stock, all of which are owned by Citadel and Craig, respectively, both of which are entitled to cast 9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to shareholders of the Company.

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

(3) Includes 298,732 shares which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998.

(4) Includes 2,500 share which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998.

(5) Includes 7,500 shares which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998.

(6)  Includes 1,500 shares held in a retirement account.

(7) Includes 7,812 shares which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998.

(8) Includes 55,520 shares owned by a family trust for which Mr. Sullivan serves as a trustee, 32,785 shares held in a trust for the benefit of Mr. Sullivan's daughter for which Mr. Sullivan serves as a trustee and 29,636 shares held in custodial accounts for Mr. Sullivan's son for which Mr. Sullivan serves as custodian. Excludes 107,838 shares held in a charitable foundation of which Mr. Sullivan serves as a director, as well as 66,100 shares held by other trusts (of which Mr. Sullivan is not a trustee) for the benefit of Mr. Sullivan's children as to which Mr. Sullivan disclaims beneficial ownership.

(9) Includes 5,000 shares which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998. Excludes 200 shares held in Mr. Tompkins' wife's retirement plan and 500 shares held in the trust of Mr. Tompkins' minor child as to which Mr. Tompkins disclaims beneficial ownership.

(10) Includes 4,250 shares which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998.

(11) Includes 341,044 shares which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1997, Citadel capitalized a wholly owned subsidiary, Big 4 Ranch, Inc. (BRI), with a cash contribution of $1,200,000 and then distributed 100% of the shares of Big 4 Ranch, Inc. to Citadel's common shareholders of record as of the close of business on December 23, 1997, as a spin-off dividend. The Company received 1,564,473 shares or 23.4% of Big 4 Ranch, Inc.

     Also, in December 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia LLC (owning 20%; a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, Craig and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships, which partnerships acquired on December 31, 1997 certain agricultural properties located in Kern County, California (purchase price amounting to approximately $7,600,000). The acquisition was financed by a 10-year purchase money mortgage in the amount of $4,050,000, a line of credit from Citadel and pro rata contributions from the partners. Through the Company's holdings in Big 4 Ranch, Inc., and Citadel, the Company owned approximately 18.8% of such partnerships at December 31, 1997.

     The Partnerships have each retained Big 4 Farming LLC (owned 80% by Citadel and 20% by Visalia) to farm their properties. Certain officers and directors of the Company are officers, directors or management committee members of Citadel, BRI, Farming and/or the Agricultural Partnerships. Mr. James J. Cotter is the Chairman and a Director of each of Citadel, Craig and the Company, and is also Chairman of the management committees of Farming and of each of the Agricultural Partnerships. Mr. S. Craig Tompkins is the Vice Chairman and a Director of each of Citadel and the Company, the President and a Director of Craig, the Principal Accounting Officer of Citadel, and a member of the management committees of Farming and of each of the Agricultural Partnerships. Mr. Edward L. Kane, a Director of the Company, is the Chairman and President of BRI, and a member of the management committee of each of the Agricultural Partnerships. Ms. Margaret Cotter, a Director of Craig and the daughter of James J. Cotter, is also the Secretary, Treasurer and Principal Accounting Officer and a Director of BRI, an owner of Visalia and the Vice President of Ceceila. As an administrative convenience, Mr. Tompkins also serves as an assistant secretary of BRI and Visalia, for which he receives no compensation.

     In 1997 the Company's Board of Directors voted to waive the transfer restrictions imposed by the provisions of the Company's capital stock to the extent necessary to permit Craig to acquire additional shares of the Company's capital stock. The transfer provisions prohibit a party from acquiring more than 4.75% of the Company's outstanding capital stock without the permission of the Company's Board of Directors and are intended to assure the continuing availability of the Company's federal tax loss carryforwards by precluding a change in control which could limit the value of the carryforwards. Prior to granting the waiver of the restrictions, the Board of Directors had determined that acquisition of the shares by Craig would not affect the continuing availability of the Company's federal tax loss carryforwards.

     Mr. Smerling serves as President of the Company and City Cinemas, a New York motion picture theater exhibitor. City Cinemas is an affiliate of Mr. Cotter, the Company's Chairman. The Company, AFC, CineVista and City Cinemas entered into an Executive Sharing Agreement pursuant to which Mr. Smerling provides services to both the Company and City Cinemas entities and the cost of such services is shared by the parties, if such costs cannot be allocated directly to such parties. John Foley, Vice President, Marketing of the Company, also serves as Vice President of City Cinemas.

     The Company acquired the Angelika on August 27, 1996. The theater is owned jointly by the Company and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based theater operator and owned in equal parts by James J. Cotter and Mr. Michael Forman. City Cinemas (also owned indirectly in equal parts by Messrs. Cotter and Forman) operates the theater pursuant to a management agreement. Management fees paid to City Cinemas in 1997 and 1996 totaled approximately $370,000 and $43,000, respectively. For more detailed information concerning the ownership and management of AFC please see Item 1 - Description of Business - Angelika Film Centers. A company controlled by Mr. Forman and his family beneficially own 16.4% of Craig's outstanding common stock and 10.3% of Craig's Class A Common Preference Stock.

     The Company utilizes the services of certain Citadel employees, including the President and Chief Executive Officer of CHC, for real estate advisory services. The Company pays CHC for such services at a rate which is believed to approximate the fair market value of such services. Amounts paid for such services in 1997 and 1996 totaled approximately $240,000 and $169,000, respectively.

     In 1996 and January 1997 the Company loaned Robert F. Smerling, President of the Company, a total of $70,000 pursuant to a promissory note payable upon demand. The note is interest free.

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


April 30, 1998