Form 10-K/A
period 1997-12-31
READING ENTERTAINMENT INC
filed 1998-05-12
CIK 1023993

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

           30 South Fifteenth Street
                  Suite 1300
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 26, 1998, 7,449,364 shares of Common Stock were outstanding and the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $27,204,733.38.

Part III, Items 10-13 are amended in their entirety as set forth herein.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     Name                              Age  Position
     ----                              ---  --------

     James J. Cotter (1)               59   Chairman of the Board of Directors

     S. Craig Tompkins                 47   Vice Chairman of the Board of
                                              Directors and Director

     Robert F. Smerling                63   President and Director

     Gregory R. Brundage (2)(4)        54   Director

     Edward L. Kane (1)(2)(3)          60   Chairman of the Audit and Finance
                                              Committee of the Board and a
                                              Director

     John W. Sullivan (1)(3)(4)        63   Chairman of the Compensation
                                              Committee of the Board and a
                                              Director

     Albert J. Tahmoush (3)(4)         76   Chairman of the Conflicts Committee
                                              of the Board and a Director

     B. John Rochester                 54   Chief Executive Officer, Australian
                                              Cinema Operations and Reading
                                              Australia Pty Ltd.

     James A. Wunderle                 46   Executive Vice President, Chief
                                              Financial Officer and Treasurer

     Ellen M. Cotter                   32   Vice President, Business Affairs

     John Foley                        47   Vice President, Marketing

     Charles S. Groshon                44   Vice President, Finance

     Mark A. Novell                    35   Controller

     --------------

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

(2) Member of the Audit and Finance Committee. The Audit and Finance Committee is appointed annually by the Board of Directors to recommend the selection of independent auditors, review the scope and results of the annual audit, review financial results and status, review and assess the adequacy of the Company's accounting practices, financial controls and reporting systems and assess the financial planning functions of the Company. During 1997 the Audit and Finance Committee held one meeting.

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

     Mr. Cotter has been Chairman of the Board of Directors since December 1991, Chairman of the Company's Executive Committee since March 1993 and a director since September 1990. Mr. Cotter has been Chairman of the Board of Craig since 1988 and a director since 1985. Mr. Cotter has been a director of Citadel since 1991, became acting Chairman in October of 1991 and was named Chairman in 1992. From October 1991 to June 1992, Mr. Cotter also served as the acting Chairman of Citadel's wholly owned subsidiary, Fidelity Federal Bank, FSB ("Fidelity"), and served as a director of Fidelity until December 1993. Mr. Cotter is the Chairman and a director of Citadel Agricultural, Inc. ("CAI"), a wholly owned subsidiary of Citadel; the Chairman and a member of the Management Committee of each of the agricultural partnerships which constitute the principal assets of CAI (the "Agricultural Partnerships"); and the Chairman and a member of the Management Committee of Big 4 Farming LLC ("Farming"), a farm management company, 80% owned by Citadel. From 1988 through January 1993, Mr. Cotter also served as the President and a director of Cecelia Packing Corporation ("Cecelia") (a citrus grower and packer), a company wholly owned by Mr. Cotter, and is the Managing Director of Visalia LLC ("Visalia"), which holds a 20% interest in each of the Agricultural Partnerships and a 20% interest in Big 4 Farming LLC. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987, Executive Vice President and a director of The Decurion Corporation (motion picture exhibition) since 1969 and a director of Stater Bros. Holdings Inc. and its predecessors from 1987 until September 1997. Mr. Cotter is also a director and Executive Vice President of Pacific Theatres, a wholly owned subsidiary of Decurion.

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

     Mr. Tompkins has been Vice Chairman since January 1997. Mr. Tompkins has been a Director of the Company since March 1994 and was President of the Company from March 1994 through December 1996. Mr. Tompkins is also President and Director of Craig and has served in such positions since March 1, 1994. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins has been a director of Citadel since May 1994 and a director of G&L Realty Corp., a New York Stock Exchange listed REIT (Real Estate Investment Trust), since December 1994. Since July 1995, Mr. Tompkins has been the Vice Chairman of Citadel, and currently serves as that company's Secretary/Treasurer and Principal Accounting Officer. Mr. Tompkins is also President and a Director of CAI, a member of the Management Committee of each of the Agricultural Partnerships and of Big 4 Farming LLC, and serves for administrative convenience as an Assistant Secretary of Visalia and Big 4 Ranch, Inc. (a partner with CAI and Visalia in each of the Agricultural Partnerships).

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

     Ms. Cotter has been the Vice President, Business Affairs of the Company since March 1998. Ms. Cotter has held the same position with Craig since August 1996. Prior thereto, she was an attorney specializing in corporate law with White & Case, a New York law firm. Ms. Cotter is the daughter of Mr. James J. Cotter. Ms. Cotter is a member of Visalia and a limited partner in James J. Cotter, Ltd. (Mr. Cotter is a general partner), which is a general partner of Hecco Ventures I, a privately held investment partnership.

     Mr. Groshon has been Vice President of the Company since December 1988. He was an internal auditor with the Company from August 1984 until December 1988, and a staff accountant prior thereto.

     Mr. Foley has been an officer of the Company since May 1997. Mr. Foley also has been an officer of City Cinemas since January 1997. Prior to joining City Cinemas and the Company, Mr. Foley was the President of Distribution for Miramax, where he, among other things, developed and implemented the distribution plan for "The English Patient," the winner of nine Academy Awards and one of the most profitable art films of all time. Prior to joining Miramax in 1994, Mr. Foley was the President of Distribution for MGM/UA from 1989 through 1993.

     Mr. Novell has been Controller of the Company since March 1998. Mr. Novell served as Controller for Einstein/Noah Bagels, L.P., a franchisee for the east coast of the United States, from November 1996 to January 1998. Prior thereto, Mr. Novell served as Controller for Expert Software, Inc. (a consumer software publisher/distributor). Mr. Novell is a Certified Public Accountant.

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

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1997, all filing requirements applicable to its reporting persons were complied with except as follows: each of the Company's directors (Messrs. Cotter, Smerling, Tompkins, Brundage, Kane, Sullivan and Tahmoush) and each of the Company's officers (Messrs. Wunderle, Groshon, Foley and Ms. Mahady) who received options in 1997 did not file timely Form 5's disclosing the resultant change in beneficial ownership. All of the directors and officers have since filed the required reports with the Securities and Exchange Commission.

Item 11.   Executive Compensation

     I.    SUMMARY COMPENSATION TABLE

     The following table shows, for the years ending December 31, 1997, 1996 and 1995, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in all capacities in which they served:

                                                                                                       Long Term
                                                                    Annual Compensation                 Awards
                                                        -------------------------------------------- --------------
                                                                                      Other Annual
                                                           Salary        Bonus        Compensation      Options
Name and Principal Position                   Year          ($)           ($)             ($)             (#)
-------------------------------------------- --------   ------------- -------------  --------------- --------------
James J. Cotter/(1)(2)/                       1997                        $475,000         $150,000        460,000
  Chairman of the Board of Directors          1996                                          150,000
                                              1995                                          150,000


S. Craig Tompkins/(2)(3)/                     1997          $180,000                                        20,000
  Vice Chairman of the Board of Directors     1996           180,000
                                              1995           180,000


Robert F. Smerling/(4)/                       1997           175,000                                        35,000
  President and Director                      1996           175,000        60,000
                                              1995           175,000


B. John Rochester/(5)/                        1997           130,000
  President and Chief Executive Officer,      1996           156,620
  Reading Australia Pty Ltd.                  1995            39,155



James A. Wunderle                             1997           170,000         5,000                          17,000
  Executive Vice President, Chief             1996           130,000        70,000
  Financial Officer and Treasurer             1995           130,000        52,500


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

                                                                                     Potential Realizable Value at
                                                                                     Assumed Annual Rates of Stock
                                                                                     Price Appreciation for Option
                                 Individual Grants                                                Term
-----------------------------------------------------------------------------------  -------------------------------
                             No. of       % of Total
                           Securities       Options
                           Underlying     Granted to     Exercise or
                            Options      Employees in    Base Price     Expiration
          Name              Granted       Fiscal Year        ($)           Date         5% ($)         10% ($)
---------------------  --------------  ---------------  -------------  ------------  -------------  ----------------
James J. Cotter             110,000          17.61%         12.80       4/18/2007        652,551       1,873,084
James J. Cotter             260,000          41.63%         12.80       4/18/2007      1,542,395       4,427,290
James J. Cotter              90,000          14.41%         12.80       4/18/2007        533,906       1,532,523
Ellen M. Cotter              10,000           1.60%         12.80       4/18/2007         59,323         170,280
Robert F. Smerling           35,000           5.60%         12.80       4/18/2007        207,630         595,981
S. Craig Tompkins            20,000           3.20%         12.80       4/18/2007        118,646         340,561
James A. Wunderle            17,000           2.72%         12.80       4/18/2007        100,849         289,477

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

                             Fiscal Year-End Option Values

                                                Number of Unexercised
                                                 Options at 12/31/97
                                                -----------------------
                                                   # Exercisable /
               Name                                 Unexercisable
               -------------------------------  -----------------------
               James J. Cotter (1)                265,232 /    460,000
               Ellen M. Cotter                          0 /     10,000
               S. Craig Tompkins                        0 /     20,000
               Robert F. Smerling                       0 /     35,000
               James A. Wunderle                        0 /     17,000

     (1) Mr. Cotter's unexercisable options include all of the Convertible Preferred Options, Asset Put Options and the Basic Options.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Common Stock

     The following tables set forth certain information regarding the Common Stock and total voting stock (including the Series A Preferred Stock and the Series B Preferred Stock) of the Company owned on April 28, 1998 by (i) each person or group who is known by the Company to own beneficially more than 5 percent of the Company's Common Stock, (ii) each of the Company's directors and most highly compensated executive officers and (iii) all directors and officers of the Company as a group.

5% Beneficial Owners

                              --------------------------------------------------------------------------
                                                         Voting Cumulative Convertible Preferred Stock
                                                        ------------------------------------------------
                                    Common Stock               Series A                Series B
--------------------------------------------------------------------------------------------------------------------
                                Amount and               Amount and              Amount and
                                 Nature of                Nature of               Nature of             Percent of
Name and Address of             Beneficial    Percent    Beneficial   Percent    Beneficial   Percent     Voting
Beneficial Owner                 Ownership    of Class    Ownership   of Class    Ownership   of Class   Stock (1)
====================================================================================================================
Craig Corporation
550 South Hope Street          9,655,312 (3)    80.87         0           0        550,000       100       77.96
Los Angeles, CA 90071 (2)
--------------------------------------------------------------------------------------------------------------------
Citadel Holding Corporation
550 South Hope Street          2,241,349 (4)    23.13      70,000        100          0           0        5.03
Los Angeles, CA 90071
--------------------------------------------------------------------------------------------------------------------

Security Ownership of Management

                                                      Amount and
                                                       Nature of
                                                      Beneficial           Percentage of         Percentage of
Name of Beneficial Owner                               Ownership            Common Stock          Voting Stock (1)
------------------------                               ---------            ------------          ----------------
James J. Cotter......................................   298,732   (2)(5)            3.86                  2.18
Gregory R. Brundage..................................         0                        0                     0
Ellen M. Cotter......................................     2,500   (6)                  *                     *
Edward L. Kane.......................................     9,000   (7)(8)               *                     *
B. John Rochester....................................         0                        0                     0
Robert F. Smerling...................................     7,812   (9)                  *                     *
John W. Sullivan.....................................   165,441   (7)(10)           2.22                  1.23
Albert J. Tahmoush...................................     7,500   (7)                  *                     *
S. Craig Tompkins....................................     6,400   (2)(11)              *                     *
James A. Wunderle....................................     4,250   (12)                 *                     *
All Directors and Officers As a Group (13 Persons)...   507,885   (13)              6.52                  3.69

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

(3) Includes 4,489,796 shares of Common Stock which may be acquired through the conversion of the Series B Preferred Stock.

(4) Includes 608,696 shares of Common Stock which may be acquired through the conversion of the Series A Preferred Stock and 1,632,653 shares of Common Stock which may be acquired through the exercise of the Asset Put Option. In accordance with the provisions of the Asset Put Option, Citadel may require the Company to purchase up to $30 million of Citadel assets and pay for such purchase through the issuance of Common Stock, the first $20 million of which is to be determined by valuing the Common Stock at $12.25 per share and the balance, if any, through the issuance of Common Stock valued at fair market value at the time of the exercise of the Asset Put Option. The amount set forth above includes only shares of Common Stock which will be issued to Citadel if the Company were required to purchase $20 million of Citadel assets pusuant to the exercise of the Asset Put Option.

(5) Includes 265,232 which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998.

(6) Includes 2,500 shares which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998.

(7) Includes 7,500 shares which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998.

(8)  Includes 1,500 shares held in a retirement account.

(9) Includes 7,812 shares which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998.

(10) Includes 55,520 shares owned by a family trust for which Mr. Sullivan serves as a trustee, 32,785 shares held in a trust for the benefit of Mr. Sullivan's daughter for which Mr. Sullivan serves as a trustee and 29,636 shares held in custodial accounts for Mr. Sullivan's son for which Mr. Sullivan serves as custodian. Excludes 107,838 shares held in a charitable foundation of which Mr. Sullivan serves as a director, as well as 66,100 shares held by other trusts (of which Mr. Sullivan is not a trustee) for the benefit of Mr. Sullivan's children as to which Mr. Sullivan disclaims beneficial ownership.

(11) Includes 5,000 shares which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998. Excludes 200 shares held in Mr. Tompkins' wife's retirement plan and 500 shares held in the trust of Mr. Tompkins' minor child as to which Mr. Tompkins disclaims beneficial ownership.

(12) Includes 4,250 shares which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998.

(13) Includes 341,044 shares which may be acquired through the exercise of stock options and stock options exercisable within 60 days of April 28, 1998.

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

     Also, in December 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia LLC (owning 20%; a limited liability company controlled by Mr. James J. Cotter, the Chairman of the Board of the Company, Craig, and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships, which partnerships acquired on December 31, 1997 certain agricultural properties located in Kern County, California (purchase price amounting to approximately $7,600,000). The acquisition was financed by a 10-year purchase money mortgage in the amount of $4,050,000, a line of credit from Citadel and pro rata contributions from the partners. Through the Company's holdings in Big 4 Ranch, Inc., and Citadel, the Company owned approximately 18.8% of such partnerships at December 31, 1997.

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

     The Company utilizes the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel for real estate advisory services. The Company pays Citadel for such services at a rate which is believed to approximate the fair market value of such services. Amounts paid for such services in 1997 and 1996 totaled approximately $240,000 and $169,000, respectively.

     In 1996 and January 1997 the Company loaned Robert F. Smerling, President of the Company, a total of $70,000 pursuant to a promissory note payable upon demand. The note is interest free.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             READING ENTERTAINMENT, INC.


                                             By:  /s/ James A. Wunderle
                                                  ---------------------------
                                                  James A. Wunderle
                                                  Executive Vice President


May 11, 1998