Form 10-Q
period 1998-03-31
READING ENTERTAINMENT INC
filed 1998-05-15
CIK 1023993

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ________________

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
               ACT OF 1934

For quarterly period ended March 31, 1998

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

Yes [X]  No [_]

There were 7,449,364 shares of Common Stock outstanding as of May 14, 1998.

                                     INDEX

                 READING ENTERTAINMENT, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION                                                                     PAGE
------------------------------                                                                     ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -- March 31, 1998
            (Unaudited) and December 31, 1997....................................................   3-4

          Condensed Consolidated Statements of Operations -- Three Months
            Ended March 31, 1998 and 1997 (Unaudited)............................................     5

          Condensed Consolidated Statements of Cash Flows -- Three Months
            Ended March 31, 1998 and 1997 (Unaudited)............................................     6

          Notes to Condensed Consolidated Financial Statements (Unaudited).......................  7-10

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.. 11-14

PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K.........................................................    15

Signatures.......................................................................................    16

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------------------
                                                                  (Unaudited)
                                                                   March 31,    December 31,
                                                                     1998          1997*
--------------------------------------------------------------------------------------------
Current Assets

Cash and cash equivalents                                            $ 86,639   $ 92,870
Amounts receivable                                                        816      1,195
Restricted cash                                                         1,236      4,755
Inventories                                                               197        194
Note receivable                                                             0        721
Prepayments and other current assets                                      852        568

----------------------------------------------------------------------------------------
     Total current assets                                              89,740    100,303
----------------------------------------------------------------------------------------

Investments in unconsolidated affiliates                                6,665      6,511
Net investment in leased equipment                                      2,125      2,125
Property and equipment - net                                           43,524     40,312
Note receivable from joint venture partner                              1,790      1,771
Other assets                                                            2,042      2,033
Intangible assets:
   Beneficial leases - net of accumulated amortization of $3,426
       in 1998 and $3,197 in 1997                                      13,482     13,711
   Cost in excess of assets acquired - net of accumulated
       amortization of $949 in 1998 and $791 in 1997                   11,088     11,246

----------------------------------------------------------------------------------------
                                                                       80,716     77,709
----------------------------------------------------------------------------------------
                                                                     $170,456   $178,012
========================================================================================

* The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Consolidated Financial Statements.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
                                                                                                March 31,         December 31,
                                                                                                  1998                1997*
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                                  $1,248               $2,464
Accrued taxes                                                                                        410                  657
Accrued property costs and other                                                                   1,857                3,319
Film rent payable                                                                                  1,885                1,637
Note payable                                                                                         145                  645
Purchase commitment                                                                                    0                3,516
Other liabilities                                                                                    831                  939

------------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                     6,376               13,177
------------------------------------------------------------------------------------------------------------------------------------

Capitalized lease, less current portion                                                              509                  509
Note payable                                                                                       1,057                1,100
Other liabilities                                                                                  3,856                3,735

------------------------------------------------------------------------------------------------------------------------------------
     Total long term liabilities                                                                   5,422                5,344
------------------------------------------------------------------------------------------------------------------------------------

Minority interest                                                                                  2,044                2,006

Reading Entertainment Convertible Redeemable Series A Preferred Stock, par value $.001 per         7,000                7,000
  share,  stated value $7,000; Authorized, issued and outstanding - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock, par value $.001 per share,
  stated value $55,000; Authorized, issued and outstanding - 550,000 shares                            1                    1
Reading Entertainment preferred stock, par value $.001 per share:
  Authorized -9,380,000 shares:  None issued                                                           0                    0
Reading Entertainment common stock, par value $.001 per share:
  Authorized -25,000,000 shares: Issued and outstanding -7,449,364 shares                              7                    7
Other capital                                                                                    138,637              138,637
Retained earnings                                                                                 14,798               16,163
Accumulated other comprehensive income                                                            (3,829)              (4,323)

------------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                  149,614              150,485
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                $170,456             $178,012
====================================================================================================================================

* The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Notes to Condensed Consolidated Financial Statements.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended
                                                              March 31,
-----------------------------------------------------------------------------
                                                        1998            1997
-----------------------------------------------------------------------------
REVENUES:
Theater:
   Admissions                                          $6,410          $4,252
   Concessions                                          2,056           1,310
   Advertising and other                                  237             209
Real estate                                                42              37
Interest and dividends                                  1,328           2,434
-----------------------------------------------------------------------------
                                                       10,073           8,242
-----------------------------------------------------------------------------
EXPENSES:
Theater costs                                           6,227           4,429
Theater concession costs                                  437             298
Depreciation and amortization                             848             617
General and administrative                              2,117           1,563
-----------------------------------------------------------------------------
                                                        9,629           6,907
-----------------------------------------------------------------------------
Income from operations                                    444           1,335
Equity in earnings of affiliates                          118              65
Other (expense) income, net                              (632)            230
-----------------------------------------------------------------------------
(Loss) income before minority interests and
   income taxes                                           (70)          1,630
Minority interests                                         94              46
-----------------------------------------------------------------------------
(Loss) income before income taxes                        (164)          1,584
Income taxes                                              193             159
-----------------------------------------------------------------------------
Net (loss) income                                        (357)          1,425
Less: Preferred stock dividends and amortization
   of asset put option                                 (1,079)         (1,076)
-----------------------------------------------------------------------------
Net (loss) income applicable to common
   shareholders                                        (1,436)            349
=============================================================================


Basic and diluted (loss) earnings per share            ($0.19)          $0.05
=============================================================================


See Notes to Condensed Consolidated Financial Statements.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                                               Three Months Ended
                                                                                                                    March 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              1998           1997
-----------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net (loss) income                                                                                           ($357)         $1,425
Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
      Depreciation                                                                                            452             231
      Amortization                                                                                            386             386
      Deferred rent expense                                                                                   (51)            396
      Write off of capitalized development costs                                                               13               0
      Loss on disposal of assets                                                                              395               0
      Equity in earnings of affiliates                                                                       (118)            (65)
      Minority interests                                                                                       94              46
      Changes in operating assets and liabilities:
              Decrease in amounts receivable                                                                  359           2,160
              Increase in dividends receivable                                                                  0          (1,972)
              (Increase) decrease in inventories                                                               (2)             31
              Decrease (increase) in prepayments and other current assets                                     945            (339)
              Decrease in accounts payable and accrued expenses                                            (2,827)         (2,214)
              Increase in film rent payable                                                                   246             217
              Decrease in other liabilities                                                                   (46)           (250)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by operating activities                                                        (511)             52
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

 Purchase of property and equipment                                                                        (7,311)         (2,445)
 Decrease in restricted cash                                                                                3,093              31
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                                    (4,218)         (2,414)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Payments of Stock Transactions issuance costs                                                                   0            (366)
Minority interest distributions                                                                               (56)            (87)
Decrease in note payable                                                                                     (537)              0
Payment of preferred stock dividends                                                                       (1,008)              0
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                                                    (1,601)           (453)
-----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                                                   98            (230)
-----------------------------------------------------------------------------------------------------------------------------------
  (Decrease) in cash and cash equivalents                                                                  (6,232)         (3,045)

  Cash and cash equivalents at beginning of year                                                           92,870          48,680
-----------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                                              $86,638         $45,635
===================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
March 31, 1998
(amounts in tables in thousands)

NOTE 1 -- BASIS OF PRESENTATION

     Reading Entertainment, Inc. ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company") is in the business of developing and operating multi-plex cinemas in the United States, Puerto Rico and Australia and of developing, and eventually operating, entertainment centers in Australia. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); and through Reading Australia Pty., Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"). The Company's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name.

     The Company is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania and holds certain property for sale located primarily in Philadelphia and owns certain leased equipment which it leases to third parties.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.


NOTE 2 -- COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The accumulated foreign currency translation adjustment as of December 31, 1997 has been reclassified to conform to the requirements of SFAS 130 and has been reflected as "Accumulated other comprehensive income" in the Condensed Consolidated Balance Sheets. The adoption of SFAS 130 did not impact the Company's net loss or total stockholders' equity.

     The following sets forth the Company's comprehensive (loss) income for the periods shown:

                                                            Three Months Ended
                                                                 March 31,
                                                             1998       1997
                                                           --------   --------
          Net (loss) income                                  ($357)    $1,425

          Other comprehensive income (loss) net of tax         494       (325)
                                                           --------   --------

          Comprehensive (loss) income                         $137     $1,100
                                                           ========   ========


NOTE 3 --  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company owns 1,564,473 shares of common stock of Citadel Holding Corporation (together with its wholly owned subsidiaries "Citadel") which represented an ownership interest of approximately 23.5% and 26.2% at March 31, 1998 and 1997, respectively. In December 1997 Citadel distributed 100% of the stock in Big 4 Ranch, Inc.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
March 31, 1998
(amounts in tables in thousands)

("BRI") to its shareholders. The Company received 1,564,473 shares of BRI representing an ownership interest of approximately 23.5%. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. Citadel also owns 40% of the partnerships. The Company accounts for its investment in the Citadel and BRI common stock by the equity method. Citadel's net earnings for the three months ended March 31, 1998 were $371,000 and the Company's share of such earnings was $60,000, which amount is included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 as "Equity in earnings of affiliate." Citadel's assets and liabilities totaled $29,417,000 and $10,991,000, respectively, at March 31, 1998. BRI's net loss for the quarter ended March 31, 1998 totaled $127,000 and the Company's share of the loss, $27,000, has been included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 as "Equity in earnings of affiliate" BRI's assets and liabilities totaled $1,079,000 and $6,000, respectively, at March 31, 1998. The closing price of Citadel's common stock on the American Stock Exchange at March 31, 1998 was $4.56 per share, approximately $2,201,000 in excess of the carrying value at March 31, 1998. Management believes that the March 31, 1998 carrying value of the BRI investment approximates its fair value.

     Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). WPG owns a shopping center located near Melbourne, Australia. WPG's net income for the quarter ended March 31, 1998 totaled $171,000 and the Company's $85,000 share of the net income has been included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1998 as "Equity in earnings of affiliate." WPG's assets and liabilities totaled $11,568,000 and $8,429,000, respectively, at March 31, 1998. The carrying amount of the Company's 50% interest approximates half of the appraised value of WPG.

     The carrying value of each of the Company's equity investments was as follows:

                            (Unaudited)
                              March 31,               December
                                1998                    1997
                              ---------               ---------
               Citidal          4,700                   4,640
               BRI                236                     263
               WPG              1,729                   1,608
                              ---------               ---------
               Total            6,665                   6,511
                              ---------               ---------

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                               (Unaudited)
                                                                March 31,              December 31,
                                                                  1998                    1997
                                                          -----------------       -----------------

     Land - Cinemas                                                 $   408                 $     0
     Property under development                                           0                   4,137
     Land held for development                                       15,488                  10,978
     Buildings                                                        1,981                   1,959
     Capitalized premises lease                                         538                     538
     Leasehold improvements                                          13,440                  13,480
     Equipment                                                        7,579                   7,611
     Construction-in-progress and property development
      costs                                                           7,437                   4,599
                                                          -----------------       -----------------
                                                                     46,871                  43,302
     Less:  Accumulated depreciation                                 (3,347)                 (2,990)
                                                          -----------------       -----------------
                                                                    $43,524                 $40,312
                                                          =================       =================

The carrying value of Reading Australia's assets will fluctuate due to changes in the exchange rate between the Australia and U.S. dollar.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
March 31, 1998
(amounts in tables in thousands)

NOTE 5 -- INCOME TAXES

     The Company recorded $14,000 and $50,000 in state and local income tax expense for the three months ended March 31, 1998 and 1997, respectively, related to earnings from the Domestic Cinemas. The Company recorded tax provisions of $179,000 and $109,000 for the three months ended March 31, 1998 and 1997, respectively, related to foreign withholding taxes which will be paid if certain intercompany loans are repaid.

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

     At March 31, 1998 the Company had four committed lease agreements for theater facilities with a total of 46 screens which were then under construction or for which construction is anticipated to be completed in 1998 and 1999. At March 31, 1998 the aggregate anticipated costs remaining to complete construction for such facilities totaled approximately $23,000,000.

NOTE 7 -- (LOSS) EARNINGS PER SHARE

     Net (loss) income available to common stock shareholders reflects the reduction for dividends declared on the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"), and Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (collectively, the "Convertible Preferred Stock") and for amortization of the value of an estimate of an asset put option (the "Asset Put Option").

     The weighted average number of shares used in the computation of basic
(loss) earnings per share were 7,449,364 in 1998 and 1997. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and the Asset Put Option. During the first quarter of 1998 the Company recorded a net loss available to shareholders of $1,436,000 and, therefore, the stock options, the Convertible Preferred Stock and the Asset Put Option, were anti-dilutive. During the first quarter of 1997, stock options to purchase 359,732 shares of Reading Entertainment, Inc. common stock (the "Common Stock"), were outstanding at a weighted average exercise price of $13.98 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period. The Company's Convertible Preferred Stock is excluded from the diluted calculation because the effect of assumed conversion is anti-dilutive. The Asset Put Option conversion rate of $11.75 was also higher than the average market price of the Common Stock at March 31, 1997.

NOTE 8 - PURCHASE COMMITMENTS


     In April 1998, the Company made an initial payment of approximately $750,000 to acquire a property which the Company had previously had a right to acquire under an option agreement. Pursuant to the provisions of the property purchase agreement, the Company is required to pay an additional $6,675,000 in September 1998. In addition, at May 12, 1998 the Company had agreements related to the possible purchase of two parcels of land and the purchase or development of three cinemas in a joint venture and a seperate property purchase agreement which, if certain contingencies are satisfied, will require the payment by the Company of approximately $4,200,000 prior to the end of the year.

     At March 31, 1998 the Company had four committed lease agreements for theater facilities with a total of 46 screens which were then under construction or for which construction is anticipated to be completed in 1998 and 1999. At March 31, 1998 the aggregate anticipated costs remaining to complete construction for such facilities totaled approximately $23,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has elected to focus its theater development and related real estate development activities in two principal areas, the development and operation of state of the art multiplex cinemas in Puerto Rico, the United States and Australia, and the development and operation in Australia of entertainment centers typically consisting of a multiplex cinema, complementary restaurant and retail uses, and self contained parking.

RESULTS OF OPERATIONS

     Due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities, the effect of litigation awards and settlements, and the results of operations of five new cinemas opened during 1997, historical revenues and earnings have varied significantly. The Company's entertainment center developments are in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty-four months from the time that all development approvals have been secured. Management believes that historical financial results may not be indicative of future operating results.

Revenue
-------

     Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below in each of the three month periods ended March 31, inclusive of minority interest:

                    1998                1997
                    ----                ----

                 $8,703,000          $5,771,000

     CineVista's Theater Revenues increased approximately 44% to $4,372,000 in the three months ended March 31, 1998 from $3,046,000 in the corresponding period last year primarily as a result of more favorable film product in the first quarter of 1998. During the quarter ended March 31, 1998, CineVista closed a total of four screens at two locations. In one such location CineVista will commence operation of a new eight screen facility in mid-1998. CineVista is presently in negotiations to build an additional 10 screens at the other location. At March 31, 1998 and 1997, CineVista operated 44 screens at 7 locations and 50 screens at 8 locations, respectively.

     Domestic Cinemas' (the Angelika Film Center in New York, New York, the Angelika Film Center in Houston, Texas and the Reading Cinemas in Minneapolis, Minnesota) Theater Revenues for the three months ended March 31, 1998 and 1997 were $2,664,000 and $1,926,000 respectively. Two Domestic Cinemas commenced operations in December 1997 and provided additional Theater Revenues of $714,000 in the three months ended March 31, 1998.

     Theater Revenues for Australian operations for the three months ended March 31, 1998 and 1997 were $1,667,000 and $801,000 respectively. Reading Australia Pty. Limited ("Reading Australia") acquired a cinema in July 1997 and opened a cinema in December 1997 and the two theaters contributed $934,000 to Theater Revenues in the current quarter.

     Real estate revenues include rental income and the net proceeds of sales of the Company's real estate in the United States which the Company is liquidating. Future real estate revenues may increase as larger properties are sold.

     "Interest and dividend" revenues were as follows in each of the three month periods ended March 31.

                    1998                1997
                    ----                ----

                 $1,328,000          $2,434,000

     The decrease in "Interest and dividend" revenues is primarily a result of reduced yields realized on the proceeds of the Stater Bros. Holdings Corporation Series B Preferred Stock (the "Stater Preferred Stock") which security was owned by the Company during the three months ended March 31, 1997. The Stater Preferred Stock accumulated dividends at a rate of 10.5% on the par value of $69,365,000. Upon redemption of the Stater Preferred Stock in the third quarter of 1997 the proceeds, par value plus accumulated dividends, were invested in money market instruments which provided an average yield of approximately 5.5% in the three months ended March 31, 1998.

Expenses
--------

     "Theater costs," "Theater concession costs" and "Depreciation and amortization" collectively "Theater Operating Expense" reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's theater operations. Theater Operating Expenses increased $2,168,000 from $5,344,000 in the prior year three-month period to $7,512,000 in the current year three-month period due primarily to the inclusion of $1,725,000 of Theater Operating Expenses associated with two Domestic Cinemas which opened in December 1997 and the new theaters which opened in Australia in July 1997 and December 1997. The remaining increase of $443,000 is attributable to expense items which vary directly with the increased Theaters Revenue of CineVista.

     "General and administrative" expenses for each of the three month periods ended March 31, include the following components:

                                                    1998              1997
                                                ----------        ----------
          CineVista                             $  392,000        $  220,000
          Domestic Cinemas                         133,000           126,000
          Australia                                663,000           291,000
          Other                                    929,000           926,000
                                                 ---------         ---------
          Total                                  2,117,000         1,563,000
                                                 =========         =========

     CineVista's "General and administrative" expenses in the quarter ended March 31, 1998 include a $165,000 charge relating to the closing of four screens during the period. The charge is comprised of a $395,000 loss on leasehold improvements net of the reversal of a $230,000 provision for deferred rent.

     In the current three-month period, Australia's "General and administrative" expenses increased $370,000 as a result of the expansion of operations and development activities in Australia. Components of the increase are comprised of payroll, office expenses and carrying costs of land held for development.

     "General and administrative" expenses for the Domestic Cinemas and the "Other" remained consistent with prior year.

Equity in Earnings of Affiliate
-------------------------------

     "Equity in earnings of affiliates" include earnings from the Company's investment in Citadel, Big 4 Ranch, Inc. and the Whitehorse Property Group ("WPG"). "Equity in earnings of affiliate" increased $53,000 to $118,000 from $65,000 in the three months ended March 31, 1998 verses the first quarter of 1997. In the first quarter of 1998 "Equity in earnings of affiliate" included equity earnings of $60,000 from the Company's investment in Citadel, $85,000 from WPG and a loss of $27,000 from BRI. "Equity in earnings of affiliates" in the first quarter of 1997 was comprised of Citadel equity earnings of $65,000.

Other (expense) Income
----------------------

     "Other expense" totaled $632,000 in the three months ended March 31, 1998 verses "Other income" of $230,000 in the corresponding three month period last year. Other expense is comprised primarily of losses on foreign currency derivative contracts. The Company does not presently have any foreign currency derivative positions. "Other income" in last year's first quarter was comprised primarily of amounts received from a third party as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods.

Minority Interests
------------------

     "Minority interests" for the three months ended March 31, 1998 and 1997 includes $59,000 and $52,000, respectively from minority shares in a Domestic Cinema, and $35,000 share of income and $7,000 share of loss, respectively from minority interests in Reading Australia theater operating results.

Income Tax Provision
--------------------

     Income tax expense in the current three month period includes an accrual for foreign withholding taxes of $179,000 which will be paid if certain intercompany loans are repaid and state and local taxes of $14,000. Income tax expense in the prior year's first quarter includes a $109,000 provision for foreign withholding taxes for and $50,000 for state and local taxes.

Net (loss) income
-----------------

     As a result of the above described factors the Company recorded a "Net loss" of $357,000 for the three months ending March 31, 1998 and "Net income" of $1,425,000 in the corresponding period last year, a reduction in income of approximately $1,782,000 comprised primarily of an increase in Theater Operating Income of $764,000 (Theater Revenues less Theater Operating Expenses), less a $1,106,000 reduction in "Interest and dividend" revenue, a $554,000 increase in "General and Administrative" expenses and a decrease of $862,000 in "Other income".

Net Income Applicable to Common Stockholders
--------------------------------------------

     In each of the three month periods ended March 31,1998, "Net (loss) income applicable to common stockholders" has been reduced by the 6.5% per annum dividend on the $62,000,000 stated value of the Company's convertible preferred stock and amortization of an asset put option issued to Citadel.

Liquidity and Capital Resources
-------------------------------

     At March 31, 1997, the Company had liquid funds $86,639,000. If the Company is successful in its efforts to develop all of the projects which it is presently considering in Australia, Puerto Rico and the domestic market, its capital requirements over the next two years will exceed its existing cash balances and existing borrowing arrangements. However, the Company believes that additional funding could be realized through, among other things, bank borrowings, sale-leaseback transactions and the issuance/sale of additional equity either of Reading Entertainment, Inc., or Reading Australia or at the project level. The Company does not presently have property purchase or development commitments which exceed its liquid funds.

     The following summarizes the major sources and uses of cash funds in the three months ended March 31:

1998:

     "Unrestricted cash and cash equivalents" decreased $6,231,000 from $92,870,000 at December 31, 1997 to $86,639,000 at March 31, 1998. Working
capital decreased $3,762,000 from $87,126,000 at December 31, 1997 to $83,364,000 at March 31, 1998.

     While not necessarily indicative of its results of operations determined under generally accepted accounting principles, theater revenues less direct theater, general and administrative expenses before interest, depreciation and amortization ("Theater EBITDA") (inclusive of income from minority interest of $94,000) totaled $1,417,000 in the three months ended March 31, 1998 versus Theater EBITDA of $618,000 in the corresponding three month period last year. Other principal sources of liquid funds in the current year three month period were $1,328,000 in "Interest and dividend" income, a net decrease in "Amounts receivable" of $359,000, a net decrease in "Prepayments and other current assets" of $945,000 and a net decrease in "Restricted cash" of $3,093,000.

     In addition to operating expenses, other uses of liquid funds in the three months ended March 31, 1998 included $3,712,000 of property and equipment purchases, a net decrease in "Accounts payable and accrued expenses," of $2,827,000, a net decrease in "Purchase commitment" of $3,599,000, payment of preferred stock dividends of $1,008,000, and a net decrease in "Notes payable" of $537,000.

1997:
----

     "Unrestricted cash and cash equivalents" decreased $3,045,000 from $48,680,000 at December 31, 1996 to $45,635,000 at March 31, 1997. Working
capital decreased $1,408,000 from $42,729,000 at December 31, 1996 to $41,321,000 at March 31, 1997.

     While not necessarily indicative of its results of operations determined under generally accepted accounting principles, CineVista's, the Angelika's and Reading Australia's (net of minority interest of $46,000) operating cash flow (income or loss before depreciation and amortization) of $618,000 contributed to the Company's liquid funds for the three months ended March 31, 1997. Other principal sources of liquid funds in the current year quarter were $696,000 in "Interest" income and a net decrease in "Amounts receivable" of $2,160,000.

     In addition to operating expenses, other uses of liquid funds in the three months ended March 31, 1997 included $2,445,000 in property and equipment, a net decrease in "Accounts payable and accrued expenses," of $2,214,000 a net increase in "Dividends receivable" of $1,972,000 (all of which related to the Stater Bros. Preferred Stock) and a net increase in "Prepaids and other current assets" of $339,000.


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

                          PART II - OTHER INFORMATION


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


                    READING ENTERTAINMENT, INC. REGISTRANT



Date:     May 14, 1998                   By:   /s/ James A. Wunderle
     ------------------------               -------------------------
                                         James A. Wunderle
                                         Executive Vice President,
                                         Chief Financial Officer
                                         and Treasurer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)



Date:     May 14, 1998                   By:    /s/ Mark A. Novell
     ------------------------               ------------------------
                                         Mark A. Novell
                                         Controller
                                         (Principal Accounting Officer)