Form 10-Q
period 1998-06-30
READING ENTERTAINMENT INC
filed 1998-08-14
CIK 1023993

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No

There were 7,449,364 shares of Common Stock outstanding as of August 10, 1998.

                                     INDEX


                  READING ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION                                                                            PAGE
-------------------------------                                                                            ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -- June 30, 1998
             (Unaudited) and December 31, 1997..........................................................    3-4

          Condensed Consolidated Statements of Operations -- Three Months and Six Months
             Ended June 30, 1998 and 1997 (Unaudited)...................................................      5

          Condensed Consolidated Statements of Cash Flows -- Six Months
             Ended June 30, 1998 and 1997 (Unaudited)...................................................      6

          Notes to Condensed Consolidated Financial Statements (Unaudited)..............................   7-11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........  12-16


PART II. - OTHER INFORMATION
----------------------------

Item 6.   Exhibits and Reports on Form 8-K..............................................................     17

Signatures..............................................................................................     20

                         PART I - Financial Information

Item 1.  Financial Statements

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)


--------------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                                                                June 30,                         December 31,
                                                                                  1998                               1997*
--------------------------------------------------------------------------------------------------------------------------------
Current Assets

Cash and cash equivalents                                                               $77,275                         $92,870
Amounts receivable                                                                        1,528                           1,195
Restricted cash                                                                           1,191                           4,755
Inventories                                                                                 234                             194
Note receivable                                                                               0                             721
Prepayments and other current assets                                                        861                             568

--------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                81,089                         100,303
--------------------------------------------------------------------------------------------------------------------------------

Investments in unconsolidated affiliates                                                  9,497                           6,511
Net investment in leased equipment                                                        2,127                           2,125
Property and equipment - net                                                             54,118                          40,312
Notes receivable from joint venture partners                                              2,314                           1,771
Other assets                                                                              2,048                           2,033
Intangible assets:
   Beneficial leases - net of accumulated amortization of $3,654
       in 1998 and $3,197 in 1997                                                        13,254                          13,711
   Cost in excess of assets acquired - net of accumulated
       amortization of $1,106 in 1998 and $791 in 1997                                   10,931                          11,246

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         94,289                          77,709
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       $175,378                        $178,012
================================================================================================================================


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


See Notes to Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)

---------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
                                                                                               June 30,        December 31,
                                                                                                 1998              1997*
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                                $2,396             $2,464
Accrued taxes                                                                                      247                657
Accrued property costs and other                                                                 1,904              3,319
Film rent payable                                                                                1,590              1,637
Note payable                                                                                       145                645
Purchase commitments                                                                             6,264              3,516
Other liabilities                                                                                1,020                939
Dividends Payable                                                                                  894                  0

---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                  14,460             13,177
---------------------------------------------------------------------------------------------------------------------------

Capitalized lease, less current portion                                                            506                509
Note payable                                                                                     1,005              1,100
Other liabilities                                                                                4,079              3,735

---------------------------------------------------------------------------------------------------------------------------
     Total long term liabilities                                                                 5,590              5,344
---------------------------------------------------------------------------------------------------------------------------

Minority interests                                                                               1,999              2,006

Reading Entertainment Convertible Redeemable Series A Preferred Stock, par value $.001 per       7,000              7,000
  share, stated value $7,000; Authorized, issued and outstanding - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock, par value $.001 per share,
  stated value $55,000; Authorized, issued and outstanding - 550,000 shares                          1                  1
Reading Entertainment preferred stock, par value $.001 per share:
  Authorized -9,380,000 shares:  None issued                                                         0                  0
Reading Entertainment common stock, par value $.001 per share:
  Authorized -25,000,000 shares: Issued and outstanding -7,449,364 shares                            7                  7
Other capital                                                                                  138,637            138,637
Retained earnings                                                                               13,601             16,163
Accumulated other comprehensive income                                                          (5,917)            (4,323)

--------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                146,329            150,485
--------------------------------------------------------------------------------------------------------------------------
                                                                                              $175,378           $178,012
==========================================================================================================================


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


See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)


                                                                           Three Months Ended               Six Months Endedd
                                                                                June 30,                         June 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                          1998             1997           1998            1997
--------------------------------------------------------------------------------------------------------------------------------
REVENUES:
Theater:
   Admissions                                                             $6,187          $4,807        $12,597          $9,059
   Concessions                                                             1,874           1,542          3,930           2,852
   Advertising and other                                                     328             223            565             433
Real estate                                                                  170              63            212             100
Interest and dividends                                                     1,154           2,429          2,482           4,864
--------------------------------------------------------------------------------------------------------------------------------
                                                                           9,713           9,064         19,786          17,308
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Theater costs                                                              6,130           4,769         12,357           9,145
Theater concession costs                                                     420             328            857             626
Depreciation and amortization                                                894             616          1,742           1,233
General and administrative                                                 2,358           2,655          4,474           4,273
--------------------------------------------------------------------------------------------------------------------------------
                                                                           9,802           8,368         19,430          15,277
--------------------------------------------------------------------------------------------------------------------------------
Income from operations                                                       (88)            696            356           2,031
Equity in earnings of affiliates                                              (8)             70            110             136
Other income (expense), net                                                  185               9           (447)            238
--------------------------------------------------------------------------------------------------------------------------------
Income before minority interests and
   income taxes                                                               89             775             19           2,405
Minority interests                                                            65              58            159             104
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                             24             717           (140)          2,301
Income taxes                                                                 214             162            407             321
--------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                           (190)            555           (547)          1,980
Less: Preferred stock dividends and amortization
   of asset put option                                                    (1,076)         (1,077)        (2,155)         (2,153)
--------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common
   shareholders                                                          ($1,266)          ($522)       ($2,702)          ($173)
================================================================================================================================

Basic and diluted per share information:
--------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders
   after preferred stock dividends
   and amortization of asset put option                                   ($0.17)         ($0.07)        ($0.36)         ($0.02)
================================================================================================================================

Weighted average common shares outstanding                             7,449,364       7,449,364      7,449,364       7,449,364


See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                    Six Months Ended
                                                                                        June 30,
-------------------------------------------------------------------------------------------------------------
                                                                                  1998            1997
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net (loss) income                                                                ($547)          $1,980
Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
      Depreciation                                                                 970             462
      Amortization                                                                 772             771
      Deferred rent expense                                                         56             484
       Loss (Gain) on disposal of assets                                           423            (26)
       Equity in earnings of affiliates                                           (110)           (136)
       Minority interests                                                          158             104
      Changes in operating assets and liabilities:
              (Increase) decrease in amounts receivable                           (314)           1,906
              Increase in dividends receivable                                      0            (3,788)
              Increase in inventories                                             (43)             (5)
              Decrease (increase) in prepayments and other current assets          430            (176)
              Decrease in accounts payable and accrued expenses                  (1,835)         (5,464)
              (Decrease) increase in film rent payable                            (40)             352
              Increase (decrease) in other liabilities, net                        118             (3)
             Other, net                                                             0             (151)

-------------------------------------------------------------------------------------------------------------
  Net cash (provided by) operating activities                                      38            (3,690)
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Net proceeds from sale of real estate                                              0              30
 Purchase of property and equipment                                             (16,644)         (2,244)
 Decrease in restricted cash                                                      3,474           1,596
 Decrease in due to affiliate                                                       0             (156)
 Increase in purchase commitment                                                  3,056             0
 Investment in Joint Venture                                                     (3,508)            0
-------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                         (13,622)          (774)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Payments of Stock Transactions issuance costs                                       0             (366)
Minority interest distributions                                                   (161)           (181)
Decrease in note payable                                                          (574)          (1,500)
Payment of preferred stock dividends                                             (1,121)         (2,153)
-------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                          (1,856)         (4,200)
-------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                      (155)          (1,039)
-------------------------------------------------------------------------------------------------------------
  (Decrease) in cash and cash equivalents                                       (15,595)         (9,703)

  Cash and cash equivalents at beginning of year                                 92,870          48,680
-------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                     $77,275         $38,977
=============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES


Notes to Condensed Financial Statements (unaudited)
June 30, 1998
(amounts in tables in thousands)


NOTE 1 -- BASIS OF PRESENTATION

     Reading Entertainment, Inc. ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company") is in the business of developing and operating multiplex cinemas in the United States, Puerto Rico, and Australia and of developing, and eventually operating, entertainment centers in Australia. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); and through Reading Australia Pty., Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"). The Company's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name.

          In April 1998, the Company entered the New Zealand market through investments representing a fifty percent ownership in certain joint ventures ("NZ JV's") for approximately $2,930,000. The Company is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania and holds certain property for sale located primarily in Philadelphia and owns certain leased equipment which it leases to third parties.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

NOTE 2 -- COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments which, prior to adoption, were reported separately in shareholders' equity to be included in other comprehensive income. The accumulated foreign currency translation adjustment as of December 31, 1997 has been reclassified to conform to the requirements of SFAS 130 and has been reflected as "Accumulated other comprehensive income" in the Condensed Consolidated Balance Sheets. The adoption of SFAS 130 did not impact the Company's net loss or total shareholders' equity.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES


Notes to Condensed Financial Statements (unaudited)
June 30, 1998
(amounts in tables in thousands)


     The following sets forth the Company's comprehensive (loss) income for the periods shown:

                                                       Three Months Ended                Six Months
                                                            June 30,                        Ended
                                                                                           June 30,

                                                       1998            1997            1998           1997
                                               -------------------------------------------------------------
Net (loss) income                                     $  (190)        $   555        $  (547)        $ 1,980
Other comprehensive loss net of tax                    (2,088)         (1,058)        (1,594)         (1,383)
                                              --------------------------------------------------------------
Comprehensive income                                  $(2,278)        $  (503)       $(2,141)        $   597
                                               =============================================================

NOTE 3 -- INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company owns 1,564,473 shares of common stock of Citadel Holding Corporation (together with its consolidated subsidiaries "Citadel") which represented an ownership interest of approximately 23.5% at June 30, 1998 and 1997, respectively. In December, 1997 Citadel distributed 100% of the stock in Big 4 Ranch, Inc. ("BRI") to its shareholders. The Company received 1,564,473 shares of BRI representing an ownership interest of approximately 23.5%. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. Citadel also owns 40% of the partnerships. The Company accounts for its investment in the Citadel and BRI common stock by the equity method. Citadel's net earnings for the six months ended June 30, 1998 were $563,000 and the Company's share of such earnings was $90,000, which amount is included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1998 as "Equity in earnings of affiliates." Citadel's assets and liabilities totaled $29,340,000 and $10,724,000, respectively, at June 30, 1998. BRI's net loss for the six months ended June 30, 1998 totaled $147,000, and the Company's share of such loss, $34,000, has been included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1998 as "Equity in earnings of affiliates." BRI's assets and liabilities totaled $1,064,000 and $10,000, respectively, at June 30, 1998. The closing price of Citadel's common stock on the American Stock Exchange at June 30, 1998 was $4.94 per share, approximately $2,770,000 in excess of the carrying value at June 30, 1998. Management believes that the June 30, 1998 carrying value of the BRI investment approximates its fair value.

     Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). WPG owns a shopping center located near Melbourne, Australia. WPG's net earnings for the six months ended June 30, 1998 were $108,000 and the Company's $54,000 share of the net earnings has been included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1998 as "Equity in earnings of affiliate." WPG's assets and liabilities totaled $10,611,000 and $7,621,000, respectively, at June 30, 1998. The carrying amount of the Company's 50% interest approximates half of the appraised value of WPG.

     During the second quarter of 1998, the Company formed certain 50/50 joint ventures with two companies doing business in New Zealand (the "NZ JVs"). These joint ventures either operate existing cinemas, own land on which existing cinemas are currently operating, or own land (or options to acquire land) on which it is currently anticipated that cinemas or entertainment centers will be constructed. In connection with one of these real estate joint ventures, the Company has made a loan to one of its joint venture partners of $578,000. The results of operations of these joint ventures were immaterial for the three and six month period ending June 30, 1998.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES


Notes to Condensed Financial Statements (unaudited)
June 30, 1998
(amounts in tables in thousands)


     The carrying value of each of the Company's equity investments was as follows:

                         (Unaudited)
                          June 30,               December 31,
                            1998                    1997
                      -----------------      -------------------
Citadel                    $4,731                   $4,640
BRI                           228                      263
WPG*                        1,608                    1,608
NZ JV's**                   2,930                        0
                           ------                   ------
Total                      $9,497                   $6,511
                           ======                   ======

* Does not include loan to joint venture partner of approximately $1,736,000. ** Does not include loan to joint venture partner of approximately $578,000.

     The carrying value of the Company's foreign currency denominated assets will fluctuate due to changes in the exchange rate between the Australian, New Zealand and U.S. dollars.

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                      (Unaudited)
                                                                        June 30,                 December 31,
                                                                          1998                       1997
                                                                  ---------------------      ---------------------
Land - Cinemas                                                           $   382                    $     0
Property under development                                                 7,890                      4,137
Land held for development                                                 15,633                     10,978
Buildings                                                                  1,878                      1,959
Capitalized premises lease                                                   538                        538
Leasehold improvements                                                    20,811                     13,480
Equipment                                                                  8,807                      7,611
Construction-in-progress and property development costs                    1,996                      4,599
                                                                         -------                    -------
                                                                          57,935                     43,302
Less:  Accumulated depreciation                                           (3,817)                    (2,990)
                                                                         -------                    -------
                                                                         $54,118                    $40,312
                                                                         =======                    =======

READING ENTERTAINMENT, INC. AND SUBSIDIARIES


Notes to Condensed Financial Statements (unaudited)
June 30, 1998
(amounts in tables in thousands)


     The carrying value of Reading Australia's assets will fluctuate due to changes in the exchange rate between the Australian and U.S. dollar.


NOTE 5 -- INCOME TAXES

     The Company recorded $31,000 and $100,000 in state and local income tax expense for the six months ended June 30, 1998 and 1997, respectively, related to earnings from the Domestic Cinemas. The Company recorded tax provisions of $376,000 and $221,000 for the six months ended June 30, 1998 and 1997, respectively, related to foreign withholding taxes which will be paid if certain inter-company loans are repaid.


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


NOTE 7 -- (LOSS ) EARNINGS PER SHARE

     Net (loss) applicable to common stock shareholders reflects the reduction for dividends declared on the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") and Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"), collectively the "Convertible Preferred Stock" and for amortization of the value of an estimate of an asset put option (the "Asset Put Option").

     The weighted average number of shares used in the computation of basic
(loss) earnings per share were 7,449,364 for both the three and six months ended June 30, 1998 and 1997. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and the Asset Put Option. During the three and six-month periods ending June 30, 1998, the Company recorded a net loss applicable to shareholders of $1,268,000 and $2,702,000, respectively, and therefore, stock options, the Convertible Preferred Stock and the Asset Put Option were anti-dilutive. During the three months and six months ended June 30, 1997, the Company recorded a net loss applicable to common shareholders of $522,000 and $173,000, respectively, and therefore, stock options, the Convertible Preferred Stock and the Asset Put Option were anti-dilutive.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES


Notes to Condensed Financial Statements (unaudited)
June 30, 1998
(amounts in tables in thousands)


NOTE 8 -- COMMITMENTS

     In April, 1998, Reading Australia entered into a purchase agreement to acquire a twelve acre site in the Melbourne metropolitan area for a total
purchase price of approximately $7 million.   Pursuant to the sale agreement, a
deposit has been made and closing is scheduled to occur in September, 1998. Under the provisions of the purchase agreement, all risks of ownership have passed to Reading Australia. Accordingly, the land has been reflected in the Company's June 30, 1998 Condensed Consolidated Balance Sheet as "Property Under Development" with the remaining purchase price of approximately $6,264,000 presented as "Purchase Commitment" in the Condensed Consolidated Balance Sheet.

     In May, 1998, Reading Australia entered into an agreement with a transportation authority pursuant to which Reading Australia agreed to make certain infrastructure improvements to the Frankston Train Station located in the Melbourne, Australia metropolitan area. Reading Australia has been granted the right to construct a combination 12 screen cinema and retail entertainment center together with certain parking facilities on the site and will receive a permanent license to use, or title to, a 350-space parking garage adjacent to the site upon completion of the improvements. Pursuant to its agreement with the authority, Reading Australia is required to post a letter of credit totaling approximately $3 million to guarantee completion of the improvements.

     In addition to the Frankston Train Station construction commitment the Company has six committed lease agreements for theater facilities with a total of approximately 60 screens which were then under construction or for which construction is anticipated to be completed no later than mid 2000. The aggregate anticipated costs remaining to complete construction for the seven facilities totaled approximately $55 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has elected to focus its theater development and related real estate development activities in two principal areas: the development and operation of state of the art multiplex cinemas in Puerto Rico, the United States, New Zealand and Australia; and the development and operation in Australia of entertainment centers typically consisting of a multiplex cinema, complementary restaurant and retail uses, and self-contained parking.

RESULTS OF OPERATIONS

     Due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities, the effect of litigation awards and settlements and the results of operations of six new cinemas opened in the last two years, historical revenues and earnings have varied significantly. The Company's entertainment center developments are in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty-four months from the time that all land use approvals have been secured. Management believes that historical financial results may not be indicative of future operating results.

Revenue
-------

     Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below in each of the three six-month periods ended June 30, inclusive of minority interest:

                             1998                 1997
                             ----                 ----
Six Months               $17,092,000          $12,344,000
Three Months             $ 8,390,000          $ 6,572,000

     CineVista's Theater Revenues increased approximately 15% to $8,275,000 in the six months ended June 30, 1998 from $7,173,000 in the corresponding prior year period, primarily as a result of more favorable film product in the first quarter of 1998. CineVista's Theater Revenue decreased approximately 5% to $3,903,000 in the three months ended June 30, 1998 from $4,128,000 in the corresponding prior year period. The decrease in the current year quarter resulted from a decrease of approximately $608,000 or 15% due to the closure of four screens during the second quarter of 1997, and the closure of four additional screens during the first quarter of 1998; offset by an increase in Theater Revenue of $254,000 or 6% related to the opening of a new eight-plex theater in June, 1998 and an increase of $146,000 or 4% in cinemas open throughout each of the respective periods. CineVista is presently in negotiations to build an additional 10 screens at an existing location and will commence construction activities for a new leased 12 screen multiplex in the San Juan metropolitan area in the third quarter of 1998. At June 30, 1998 and 1997, CineVista operated 50 screens at 8 locations and 44 screens at 7 locations, respectively.

     Domestic Cinemas' Theater Revenues increased approximately 54% to $5,512,000 for six months ended June 30, 1998 from $3,569,000 in the corresponding prior year period. Two Domestic cinemas commenced operations in December, 1997 and accounted for 41% of the increase with the other 13% increase resulting from more favorable film product at the cinema which was open throughout the respective periods. These same reasons attributed to an increase in Theater Revenues of approximately 74% to $2,854,000 for the three months ended June 30, 1998 from $1,643,000 in the corresponding prior year period. Reading is currently constructing a new 12 screen cineplex in New Jersey, scheduled to open in the second quarter of 1999. At June 30, 1998 and 1997 Reading operated 19 screens at 3 locations and 6 screens at 1 location, respectively.

     Theater Revenues for Australian operations increased in excess of 100% to $3,288,000 for the six months ended June 30, 1998 from $1,602,000 in the corresponding prior year period, primarily as a result of Reading Australia's acquisition of a four screen cinema in July, 1997 and the opening of an additional six screen cinema in December, 1997. These same reasons primarily contributed to an increase in Theater Revenues in excess of 100% to $1,621,000 for the three months ended June 30, 1998 from $801,000 in the corresponding prior year period. Reading Australia currently has 54 screens at 6 locations under development in Australia.

     Real estate revenues include rental income and the net proceeds of sales of the Company's historic railroad related real estate in the United States which
the Company is liquidating.   Future real estate revenues may increase as larger
properties are sold, however, the Company anticipates its total revenues from such sales will not be material.

     "Interest and dividend" revenues were as follows in each of the three and six-month periods ended June 30.

                               1998              1997
                               ----              ----
Six Months                  $2,482,000        $4,864,000
Three Months                $1,154,000        $2,429,000

     "Interest and dividend" revenues decreased for both the three and six-month periods ended June 30, 1998, as compared to the corresponding prior year periods, primarily as a result of reduced yields realized on the proceeds of the Stater Bros. Holdings Corporation Series B Preferred Stock (the "Stater Preferred Stock") which preferred stock was owned by the Company during the three and six-month periods ended June 30, 1997. The Stater Preferred Stock accumulated dividends at a rate of 10.5% on the par value of $69,365,000. Upon redemption of the Stater Preferred Stock in the third quarter of 1997, the proceeds, par value plus accumulated dividends, were invested in money market instruments which provided an average yield of approximately 5.5% in the three and six-month periods ended June 30, 1998.

Expenses
--------

     "Theater costs," "Theater concession costs" and "Depreciation and amortization," collectively "Theater Operating Expenses," reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's theater operations. Theater Operating Expenses increased approximately 36% to $14,956,000 for the six months ended June 30, 1998 from $11,004,000 in the corresponding prior year period, due primarily to the inclusion in the current year of approximately $3,275,000 of Theater Operating Expenses associated with two Domestic cinemas which opened in December, 1997 and the two Australian cinemas which opened in July, 1997 and December, 1997. The remaining increase of $677,000 is attributable to expense items which vary in proportion to the increased Theater Revenues. Theater Operating Expenses increased approximately 30% to $7,444,000 in the three-month period ended June 30, 1998 from $5,713,000 in the corresponding prior year period, due primarily to the inclusion in the current year quarter of Theater Operating Expenses associated with the two additional Domestic Cinemas and the two additional theaters in Australia. Theater Operating Expenses as a percentage of Theater Revenues remained constant for the three and six months ended June 30, 1998 as compared to the corresponding prior year period.

     "General and administrative" expenses for the three and six-month periods ended June 30, 1998 and 1997 include the following components:

                             THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                               1998               1997                   1998                1997
                            -----------------------------             ------------------------------
CineVista                   $  216,000         $  161,000             $  608,000          $  385,000
Domestic Cinemas               155,000            125,000                288,000             251,000
Australia                      720,000          1,214,000              1,383,000           1,555,000
Other                        1,266,000          1,155,000              2,195,000           2,082,000
                            ----------         ----------             ---------           ----------
Total                       $2,357,000         $2,655,000             $4,474,000          $4,273,000
                            ==========         ==========             ==========          ==========

     CineVista's "General and administrative" expenses in the six-month period ended June 30, 1998 include a $165,000 charge relating to the closing of four screens during the period. The charge is comprised of a $395,000 loss on leasehold improvements net of the reversal of a $230,000 provision for deferred rent.

     Australia's "General and administrative" expenses decreased 11% to $1,383,000 in the six-month period ended June 30, 1998 from $1,555,000 in the corresponding prior year period, primarily due to a decrease of approximately $400,000 in write-offs of previously capitalized property development costs offset by increased payroll costs, office expenses and carrying costs of land held for development associated with the continued expansion of operations and development activities in Australia. Development costs are expensed upon management's determination that development of the related theater locations will not be pursued to completion. These same reasons primarily contributed to a decrease in general and administrative expenses of approximately 41% to $720,000 in the three months ended June 30, 1998 from $1,214,000 in the corresponding prior year period.

     "General and administrative" expenses for the Domestic Cinemas and the "Other" remained consistent with prior year.

Equity in Earnings of Affiliate
-------------------------------

     "Equity in earnings of affiliates" include earnings from the Company's investment in Citadel, BRI, WPG and the NZ JV's. The investments in WPG and the NZ JV's were made in the fourth quarter of 1997 and second quarter of 1998, respectively, and the Company received its investment in BRI in December 1997; "Equity in earnings of affiliates" decreased 19% or $26,000 to $110,000 in the six months ended June 30, 1998 from $136,000 in the corresponding prior year period primarily due to a decrease in Citadel's net income. "Equity in earnings of affiliates" decreased in excess of 100% to a loss $8,000 for the three-month period ended June 30, 1998 from income of $70,000 for the corresponding prior year period. The results of operations of the NZ JV's were immaterial for the three and six month period ended June 30, 1998.

Other (expense) Income
----------------------

     "Other expense" totaled $447,000 in the six months ended June 30, 1998, as compared to "other income" of $238,000 for the six-month period ended June 30, 1997. Other expense in the current year is comprised primarily of losses on foreign currency derivative contracts. The Company does not presently have any foreign currency derivative positions. "Other income" in the six-month period ended June 30, 1997 was comprised primarily of amounts received from a third party as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods.

Minority Interests
------------------

     "Minority interests" for the three and six months ended June 30, 1998 include $65,000 and $159,000, respectively, from minority shares in a Domestic Cinema's net income, and from minority interests in a Reading Australia cinema's net income. "Minority interests" for the three and six months ended June 30, 1997 include $58,000 and $104,000, respectively, which reflects minority shares in a Domestic Cinema's net income and minority interests in a Reading Australia cinema's net income.

Income Tax Provision
--------------------

     Income tax expense in the six-month period ended June 30, 1998 includes an accrual for foreign withholding taxes of $376,000 which will be paid if certain intercompany loans are repaid and state and local taxes of $31,000. Income tax expense in the six-month period ended June 30, 1997 includes a $222,000 provision for foreign withholding taxes and $100,000 for state and local taxes. Income tax expense in the three-month period ended June 30, 1998 includes an accrual for foreign withholding taxes of $197,000 and state and local taxes of $17,000. Income tax expense in the three-month period ended June 30, 1997 includes an accrual for foreign withholding taxes of $112,000 and state and local taxes of $50,000.

Net loss
--------

     As a result of the above described factors, the Company recorded a "Net loss" of $547,000 for the six months ending June 30, 1998 and "Net income" of $1,980,000 in the corresponding prior year period, a reduction in income of approximately $2,527,000 comprised primarily of an increase in Theater Operating Income of $796,000 (Theater Revenues less Theater Operating Expenses), less a $2,382,000 reduction in "Interest and dividend" revenue and a decrease of $749,000 in "Other income."

Comprehensive Income
--------------------

      The Company had losses in Comprehensive income (Note 3) of $2,088,000 and $1,594,000 in the three and six month periods ended June 30, 1998. The losses in the corresponding periods last year were $1,058,000 and $1,383,000, respectively. The losses reflect the change in Shareholder's equity resulting from changes in the exchange rate between the U.S. and Australian dollar. Foreign currency exchange rates in general and in the Pacific Rim countries in particular (including Australia, New Zealand) have been subject to significant weakness and volatility during 1998 due to the currency crisis in South East Asia. The Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.

      In the past the Company has utilized derivative contracts in order to offset the weakening Australian dollar. No such positions are presently in place or contemplated by management. The Company's foreign investments are long term in nature and not readily hedged under normal means. Management believes that the foreign denominated investments which are presently comprised primarily of undeveloped real assets are currently hedged by the anticipated foreign dollar investments which will be required to develop the assets to income producing levels and that no further hedging is required at this time.


Net Income Applicable to Common Stockholders
--------------------------------------------

     In the three and six-month periods ended June 30,1998 and 1997, respectively, "Net (loss) income applicable to common stockholders" has been reduced by the 6.5% per annum dividend on the $62,000,000 stated value of the Company's convertible preferred stock outstanding and amortization of an asset put option issued to Citadel.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had liquid funds of $77,275,000. If the Company is successful in its efforts to develop all of the projects which it is presently considering in Australia, New Zealand, Puerto Rico and the domestic market, its capital requirements over the next two years will exceed its existing cash balances and existing borrowing arrangements. However, the Company believes that additional funding could be realized through, among other things, bank borrowings, sale-leaseback transactions and the issuance/sale of additional equity either of Reading Entertainment, Inc., or at a subsidiary or the project level. The Company does not presently have property purchase or development commitments which exceed its liquid funds.

      At June 30, 1998, the Company has a construction commitment and six committed lease agreements for theater facilities with a total of approximately 60 screens which were then under construction or for which construction is anticipated to be completed no later than mid 2000. The aggregate anticipated costs remaining to complete construction for the seven facilities totaled approximately $55 million.

     The following summarizes the major sources and uses of cash funds in the six months ended June 30:

1998:
----

     "Unrestricted cash and cash equivalents" decreased $15,595,000 from $92,870,000 at December 31, 1997 to $77,275,000 at June 30, 1998. Working
capital decreased $20,497,000 from $87,126,000 at December 31, 1997 to $66,629,000 at June 30, 1998.

     While not necessarily indicative of results of operations determined under generally accepted accounting principles, Theater Revenues less direct theater, general and administrative expenses before interest, depreciation and amortization ("Theater EBITDA") (inclusive of income from minority interest of $159,000) totaled $2,820,000 in the six months ended June 30, 1998 versus Theater EBITDA of $1,705,000 in the corresponding six-month prior year period. Other principal sources of liquid funds in the current year six-month period were $2,482,000 in "Interest and dividend" income, a net decrease in "Prepayments and other current assets" of $430,000, a net decrease in "Restricted cash" of $3,474,000 and a net increase in "Purchase commitments" of $3,056,000.

     In addition to other General & Administrative expenses, other uses of liquid funds in the six months ended June 30, 1998 included $16,644,000 of property and equipment purchases, a net decrease in "Accounts payable and accrued expenses" of $1,835,000, an investment in joint ventures (inclusive of loans to joint venture partners) of $3,508,000, payment of preferred stock dividends of $1,121,000, and a net decrease in "Notes payable" of $574,000.

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

     Theater EBITDA (inclusive of minority interest of $104,000) of $1,705,000 contributed to the Company's liquid funds for the six months ended June 30, 1997. Other principal sources of liquid funds in the current year six-month period were $1,009,000 in "Interest and dividend" income, a net decrease in "Amounts receivable" of $1,906,000, and a net decrease in restricted cash of $1,596,000.

     In addition to other General & Administrative expenses, other uses of liquid funds in the six months ended June 30, 1997 included $2,244,000 of property and equipment purchases, a net decrease in "Accounts payable and accrued expenses," of $5,464,000, a net increase in "Dividends receivable" of $3,788,000, payment of preferred stock dividends of $2,153,000, and a net decrease in "Notes payable" of $1,500,000.


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

     3(i) Certificate of Incorporation of Reading Entertainment, Inc., as amended. (Incorporated by reference to Exhibit B to the Proxy Statement/Prospectus included in Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

     3(ii) By-laws of Reading Entertainment, Inc., as amended.

     4.1 Certificate of Designations, Preferences and Rights of Series A Voting Cumulative Convertible Preferred Stock and Series B Voting Cumulative Convertible Preferred Stock of Reading Entertainment, Inc. (Incorporated by reference to Exhibit G to the Proxy
           Statement/Prospectus included in Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

     10.1* Reading Company 1992 Nonqualified Stock Option Plan, as amended.

     10.2* Service Deed between Australia Cinema Management Pty Limited and
           John Rochester dated May 7, 1996.  (Incorporated by reference to
           Exhibit 10.20 to Reading Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

     10.3 Exchange Agreement among Reading Company, Reading Entertainment Inc., Craig Corporation, Craig Management Inc., Citadel Holding Corporation, and Citadel Acquisition Corp., Inc. (Incorporated by reference to Exhibit F to the Proxy Statement/Prospectus included in Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

     10.4 Asset Put and Registration Rights Agreement dated October 15, 1996 by and among Reading Entertainment, Inc., Citadel Holding Corporation, and Citadel Acquisition Corp., Inc. (Incorporated by reference to
           Exhibit 10.15 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.5 Certificate of Designation of the Series B 3% Cumulative Voting Convertible Preferred Stock of Citadel Holding Corporation. (Incorporated by reference to Exhibit 10.16 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.6 Preferred Stock Purchase Agreement dated November 10, 1994, between Citadel Holding Corporation and Craig Corporation. (Incorporated by reference to Exhibit 2 to Citadel Holding Corporation's Report on Form 8-K dated November 14, 1994.)

     10.7 The Sale Agreement dated as of July 1, 1996, by and among Reading Investment Company, Inc., as Purchaser, AFCI, as Seller, and Houston Cinema, Inc., with all Exhibits and Schedules omitted. (Incorporated by reference to Exhibit 2(a) to Reading Company's Report on Form 8-K dated August 27, 1996.)

     10.8 Amendment to the Sale Agreement made and entered into as of July 27, 1996 by and among Reading Investment Company, Inc., AFCI and Houston Cinema, Inc. (Incorporated by reference to Exhibit 2(b) to Reading Company's Report on Form 8-K dated August 27, 1996.)

     10.9 $2,000,000.00 Non-Negotiable Secured Promissory Note dated as of August 27, 1996 (the "Holdback Note") by AFC, as Maker, to AFCI, as Payee. (Incorporated by reference to Exhibit 2(c) to Reading Company's Report on Form 8-K dated August 27, 1996.)

     10.10 Pledge Agreement dated August 27, 1996 by and among AFCI, as Secured Party, and AFC, as Debtor, concerning the cash security for the Holdback Note. (Incorporated by reference to Exhibit 2(d) to Reading Company's Report on Form 8-K dated August 27, 1996.)

     10.11 Limited Liability Company Agreement between Angelika Cinemas, Inc. and Sutton Hill Associates dated August 27, 1996. (Incorporated by reference to Exhibit 10.32 to Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

     10.12 Management Agreement dated as of August 27, 1996 between Angelika Film Centers, LLC and City Cinemas Corporation. (Incorporated by reference to Exhibit 10.33 to Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

     10.13 Purchase Agreement between Equipment Leasing Associates 1995-VI Limited Partnership and FA, Inc. effective December 20, 1996. (Incorporated by reference to Exhibit 10.27 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.14 Master Lease Agreement between FA, Inc. and Equipment Leasing Associates 1995-VI Limited Partnership dated December 20, 1996. (Incorporated by reference to Exhibit 10.28 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.15 Nonrecourse Promissory Note between FA, Inc. and Equipment Leasing Associates 1995-VI Limited Partnership effective December 20, 1996. (Incorporated by reference to Exhibit 10.29 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.16 Lease Rental Purchase Agreement between FA, Inc. and Ralion Financial Services, Inc. dated December 31, 1996. (Incorporated by reference to Exhibit 10.30 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.17*Non-Qualified Stock Option Agreement dated April 18, 1997 by and between Reading Entertainment, Inc. and James J. Cotter. (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

     10.18*Reading Entertainment, Inc. Incentive Compensation Plan.
           (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

     10.19*Reading Entertainment, Inc. 1997 Equity Incentive Plan.
           (Incorporated by reference to Exhibit A to Reading Entertainment, Inc.'s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on August 21, 1997.)

     10.20 Master Management Agreement between Angelika Holding, Inc. and City Cinemas Corporation dated November 26, 1997. (Incorporated by reference to Exhibit 10.29 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.)

     10.21 Agreement by and among Pubic Transport Corporation, Reading Properties Pty Ltd, and Mackie Group Pty Ltd for development at the Frankston Railway Station dated May 28, 1998.

     10.22 Contract for Sale of Land in Auburn, New South Wales, Australia, between Nissan Motor Co. (Australia) Pty Limited and Reading Properties Pty Limited dated April 17, 1998.

     27    Financial Data Schedule for the quarter ended June 30, 1998.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the reporting period.


* These exhibits constitute the executive compensation plans and arrangements of the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                     READING ENTERTAINMENT, INC. REGISTRANT



Date: August 14, 1998              By:  /s/ James A. Wunderle
      ---------------                -------------------------------------------
                                     James A. Wunderle
                                     Executive Vice President, Chief Financial
                                     Officer and Treasurer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)



Date: August 14, 1998              By:  /s/ David J. Brown
      ---------------                -------------------------------------------
                                     David J. Brown
                                     Controller
                                     (Principal Accounting Officer)