Form 10-Q
period 1998-09-30
READING ENTERTAINMENT INC
filed 1998-11-16
CIK 1023993

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1998

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

Yes  X    No
   -----    -----

There were 7,449,364 shares of Common Stock outstanding as of November 9, 1998.

                                     INDEX


                  READING ENTERTAINMENT, INC. AND SUBSIDIARIES


PART I. - FINANCIAL INFORMATION                                                                    PAGE
-------------------------------                                                                    ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- September 30, 1998
           (Unaudited) and December 31, 1997....................................................    3-4

         Condensed Consolidated Statements of Operations -- Three Months and Nine Months
           Ended September 30, 1998 and 1997 (Unaudited)........................................      5

         Condensed Consolidated Statements of Cash Flows -- Nine Months
           Ended September 30, 1998 and 1997 (Unaudited)........................................      6

         Notes to Condensed Consolidated Financial Statements (Unaudited).......................   7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  13-18


PART II. - OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K.......................................................     19

Signatures......................................................................................     22

                        PART I - Financial Information

Item 1.  Financial Statements

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

---------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
                                                                       September 30,          December 31,
                                                                            1998                  1997*
---------------------------------------------------------------------------------------------------------
Current Assets

Cash and cash equivalents                                                 $ 65,961             $ 92,840
Amounts receivable                                                             140                1,225
Restricted cash                                                                873                4,755
Inventories                                                                    212                  194
Note receivable                                                                 --                  721
Prepayments and other current assets                                           770                  568
---------------------------------------------------------------------------------------------------------
     Total current assets                                                   67,956              100,303
---------------------------------------------------------------------------------------------------------
Investments in unconsolidated affiliates                                    11,749                6,511
Net investment in leased equipment                                           2,125                2,125
Property and equipment - net                                                52,997               40,312
Note receivable from joint venture partner                                   2,181                1,771
Other assets                                                                 2,233                2,033
Intangible assets:
   Beneficial leases - net of accumulated amortization of $3,882
       in 1998 and $3,197 in 1997                                           13,026               13,711
   Cost in excess of assets acquired - net of accumulated
       amortization of $1,264 in 1998 and $791 in 1997                      10,773               11,246
---------------------------------------------------------------------------------------------------------
                                                                            95,084               77,709
---------------------------------------------------------------------------------------------------------
                                                                          $163,040             $178,012
=========================================================================================================

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


See Notes to Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
                                                                                    September 30,            December 31,
                                                                                         1998                   1997*
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                                         $   1,435           $   2,464
Accrued taxes                                                                                  321                 657
Accrued property costs and other                                                             1,647               3,319
Film rent payable                                                                            1,237               1,637
Note payable                                                                                   145                 645
Purchase commitments                                                                            --               3,516
Other liabilities                                                                              230                 939
------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                               5,015              13,177
------------------------------------------------------------------------------------------------------------------------
Capitalized lease, less current portion                                                        505                 509
Note payable                                                                                   970               1,100
Other liabilities                                                                            4,335               3,735
------------------------------------------------------------------------------------------------------------------------
     Total long term liabilities                                                             5,810               5,344
------------------------------------------------------------------------------------------------------------------------
Minority interests                                                                           1,969               2,006

Reading Entertainment Convertible Redeemable Series A Preferred
  Stock, par value $.001 per                                                                 7,000               7,000
  share,  stated value $7,000; Authorized, issued and
   outstanding - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock, par value $.001 per share,
  stated value $55,000; Authorized, issued and outstanding - 550,000 shares                      1                   1
Reading Entertainment preferred stock, par value $.001 per share:
  Authorized -9,380,000 shares:  None issued                                                    --                  --
Reading Entertainment common stock, par value $.001 per share:
  Authorized -25,000,000 shares: Issued and outstanding -7,449,364 shares                        7                   7
Other capital                                                                              138,637             138,637
Retained earnings                                                                           11,731              16,163
Foreign currency translation adjustment                                                     (7,130)             (4,323)
------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                            143,246             150,485
------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 163,040           $ 178,012
========================================================================================================================

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


See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)



                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30,
-------------------------------------------------------------------------------------------------------------------------
                                                                     1998            1997              1998          1997
-------------------------------------------------------------------------------------------------------------------------
REVENUES:
Theater:
   Admissions                                                  $6,510           $5,644          $19,107          $14,703
   Concessions                                                  1,940            1,688            5,870            4,540
   Advertising and other                                          325              262              890              694
Real estate                                                        45               40              257              140
Earnings from Stater preferred stock investment                    --            2,086               --            5,877
Interest and dividends                                          1,096              709            3,578            1,782
-------------------------------------------------------------------------------------------------------------------------
                                                                9,916           10,429           29,702           27,736
-------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Theater costs                                                   6,279            5,423           18,636           14,565
Theater concession costs                                          425              342            1,282              968
Depreciation and amortization                                     968              660            2,710            1,893
General and administrative                                      2,425            2,455            6,899            6,730
-------------------------------------------------------------------------------------------------------------------------
                                                               10,097            8,880           29,527           24,156
-------------------------------------------------------------------------------------------------------------------------
Income from operations                                           (181)           1,549              175            3,580
Equity in earnings of affiliates                                 (114)              69               (4)             204
Other (expense) income, net                                      (109)             611             (556)             851
-------------------------------------------------------------------------------------------------------------------------
(Loss) income before minority interests and
   income taxes                                                  (404)           2,229             (385)           4,635
Minority interests                                                104               77              263              181
-------------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                                (508)           2,152             (648)           4,454
Income taxes                                                      355              377              762              699
-------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                (863)           1,775           (1,410)           3,755
Less: Preferred stock dividends and amortization
   of asset put option                                         (1,078)          (1,078)          (3,233)          (3,231)
-------------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common
   shareholders                                                (1,941)             697           (4,643)             524
-------------------------------------------------------------------------------------------------------------------------
Basic and diluted per share information:
-------------------------------------------------------------------------------------------------------------------------
Net (loss) income per share applicable to
   common shareholders after preferred stock dividends
   and amortization of asset put option                        ($0.26)           $0.09           ($0.62)           $0.07
-------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                  7,449,364        7,449,364        7,449,364        7,449,364

See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)


                                                                                 Nine Months Ended
                                                                                   September 30,
----------------------------------------------------------------------------------------------------------
                                                                                1998                1997
----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net (loss) income                                                              ($1,410)             $3,755
Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
      Depreciation                                                               1,522                 736
      Amortization                                                               1,188               1,157
      Deferred rent expense                                                        137                 305
      Gain on redemption of Stater Stock investment                                 --              (1,387)
       Gain (Loss) on disposal of assets                                           395                 (29)
       Equity in earnings of affiliates                                              4                (204)
       Minority interests                                                          263                 181
      Changes in operating assets and liabilities:
              Decrease in amounts receivable                                     1,070               1,997
              Increase in inventories                                              (22)                 (4)
              Decrease (increase) in prepayments and other current assets          278                 (92)
              Decrease in accounts payable and accrued expenses                 (3,122)             (5,032)
              (Decrease) in film rent payable                                     (391)               (128)
              (Decrease) increase in other liabilities                             (61)                795
             Other, net                                                             --                (212)
----------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                           (149)              1,838
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Purchase of Citadel and Big 4 Ranch common stock                               (2,211)                 --
 Proceeds from redemption of Stater Stock investment                                --              69,365
 Purchase of property and equipment                                            (16,770)             (6,410)
 Decrease in restricted cash                                                     3,673               2,018
 Decrease in due to affiliate                                                        0                (142)
 Decrease in purchase committment                                               (3,408)                 --
 Note receivable from New Zealand joint venture                                   (557)                 --
 Investment in joint ventures                                                   (3,179)                 --
----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                        (22,452)             64,831
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

Payments of preferred stock dividends                                           (3,023)             (2,816)
Payments of Stock Transactions insurance costs                                      --                (366)
Minority interest distributions                                                   (292)               (271)
Decrease in note payable                                                          (627)             (1,500)
----------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                         (3,942)             (4,953)
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                      (336)             (1,402)
----------------------------------------------------------------------------------------------------------
  (Decrease) in cash and cash equivalents                                      (26,879)             60,314

  Cash and cash equivalents at beginning of year                                92,840              48,680
----------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                   $65,961            $108,994
==========================================================================================================

See Notes to Condensed Consolidated Financial Statements.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)

NOTE 1 -- BASIS OF PRESENTATION

     Reading Entertainment, Inc. ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company") is in the business of developing and operating multiplex cinemas in the United States, Puerto Rico, Australia, and New Zealand and of developing, and eventually operating, entertainment centers in Australia and New Zealand. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); and through Reading Entertainment Australia Pty., Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"). The Company's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name. In the second quarter of 1998, the Company entered the New Zealand market through investments made by its wholly-owned subsidiary "Reading New Zealand," representing a 50% ownership in certain joint ventures for approximately $3,126,000. The Company is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania and holds certain property for sale located primarily in Philadelphia and owns certain leased equipment which it leases to third parties.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)


     The following sets forth the Company's comprehensive (loss) income for the periods shown:

                                         Three Months          Nine Months
                                      Ended September 30,   Ended September 30,

                                       1998       1997        1998      1997
                                    --------------------   --------------------
Net (loss) income                        ($863)   $1,775   ($1,410)  $ 3,755
Other comprehensive loss                (1,213)     (744)   (2,807)   (2,127)
                                    --------------------   --------------------
Comprehensive (loss) income            ($2,076)   $1,031   ($4,217)  $ 1,628
                                    ====================   ====================


NOTE 3 --  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     In September 1998 the Company acquired an additional 549,200 shares of Citadel Holding Corporation (together with its consolidated subsidiaries "Citadel") common stock and 661,700 additional shares of Big 4 Ranch, Inc. ("BRI") common stock. After giving effect to this transaction, the Company owns 2,113,673 shares of common stock of Citadel representing an ownership interest of approximately 31.7% and 2,226,173 shares of common stock of BRI representing an ownership interest of approximately 33.4%. The Citadel and BRI shares were acquired at a price of $3.875 per share and $0.125 per share, respectively. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. A company controlled and owned by the Chairman of the Board and certain members of his family owns a 20% interest in the partnerships; Citadel also owns a 40% interest in the partnerships. The Company accounts for its investment in the Citadel and BRI common stock by the equity method.

     Citadel's net earnings for the nine months ended September 30, 1998 totaled $808,000 and the Company's share of such earnings was $116,000 (after adjustment for $341,000 of dividends from the Company's Series A Preferred Stock held by Citadel), which amount is included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1998 as "Equity in earnings of affiliates." Citadel's assets and liabilities totaled $30,033,000 and $11,170,000, respectively, at September 30, 1998. BRI's net loss for the nine months ended September 30, 1998 totaled $354,000, and the Company's share of such loss was $70,000, which amount is included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1998 as "Equity in earnings of affiliates." BRI's assets and liabilities totaled $860,000 and $14,000, respectively, at September 30, 1998. The closing price of Citadel's common stock on the American Stock Exchange at September 30, 1998 was $3.81 per share, approximately $892,000 in excess of the Company's carrying value at September 30, 1998.

     Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). WPG owns a shopping center located near Melbourne, Australia. Pursuant to the Joint Venture Agreement, the Company guarantees the repayment of 50% of a secured bank loan which is owed by WPG. The principal outstanding on the loan totaled approximately $6,988,000 at September 30,1998, resulting in a guarantee by the Company of approximately $3,494,000. The loan bears interest at a rate equal to the cost of funds plus 1.7% or approximately 6.7% at September 30, 1998 and requires a principal payment of $500,000 (Australian dollars) in November 1998. The balance of the loan is due November 1999. WPG's net loss for the nine months ended September 30, 1998 totaled $50,000 and the Company's share of such loss was $50,000, which amount is included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1998 as "Equity in earnings of affiliate." WPG's assets and liabilities totaled $10,111,000 and $7,390,661, respectively, at September 30, 1998.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)

     During the second quarter of 1998, the Company entered into certain 50/50 joint ventures with a cinema operator and with a property developer in New Zealand (the "NZ JVs"). At September 30, 1998, the Company's aggregate investment in these joint ventures totaled $3,126,000. This amount is reflected on the balance sheet under "Investments in Unconsolidated Affiliates." In connection with one of these joint ventures, the Company has made a loan to one of its joint venture partners of $557,000 in order to finance a portion of the acquisition price of a multiplex cinema acquired by the joint venture.

     At September 30, 1998, the assets of the NZ JVs consisted of two multiplex cinemas (a five screen complex built on owned land and a four screen leased complex), and a 1.764 acre property located in Wellington, which was acquired as a possible entertainment center site. The Wellington property is subject to a $1,126,000 mortgage. The Company is responsible for 50% of such mortgage indebtedness.

     Since September 30, 1998, the NZ JVs have entered into a contract to acquire a parcel for the development of a multi-plex cinema, and the Company has entered into contracts to acquire a .215 acre site and a 1,086 stall parking garage each located adjacent to the Wellington property. The aggregate commitment of the Company under these agreements is $10 million. The Company has conveyed to its joint venture partner in the Wellington property the right to acquire a 50% interest in the adjacent land and car park at an exercise price equal to 50% of the Company's costs of acquiring and holding these properties, plus a variable interest factor, which was approximately 6.2% at September 30, 1998. This option expires on November 30, 1999.

     The carrying value of each of the Company's equity investments was as follows:

              (Unaudited)
             September 30,    December 31,
                 1998            1997
           ---------------   ------------
Citadel            $ 6,885         $4,640
BRI                    276            263
WPG*                 1,462          1,608
NZ JV's**            3,126              0
           ---------------   ------------
Total              $11,749         $6,511
           ===============   ============

     * Does not include loan to joint venture partner of approximately
       $1,624,000.
    ** Does not include loan to joint venture partner of approximately
       $557,000.

     The carrying value of the Company's foreign currency denominated assets will fluctuate due to changes in the exchange rate between the Australian, New Zealand and U.S. dollars.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)


NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                            (Unaudited)
                                                           September 30,   December 31,
                                                                1998           1997
                                                         ---------------   ------------
Land - Cinemas                                                   $   365        $     0
Property under development                                             0          4,137
Land held for development                                         22,722         10,978
Buildings                                                          1,829          1,959
Capitalized premises lease                                           538            538
Leasehold improvements                                            20,753         13,480
Equipment                                                          8,804          7,611
Construction-in-progress and property development costs            2,343          4,599
                                                         ---------------   ------------
                                                                 $57,354         43,302
Less:  Accumulated depreciation                                   (4,357)        (2,990)
                                                         ---------------   ------------
                                                                 $52,997        $40,312
                                                         ===============   ============


     The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the Australian, New Zealand and U.S. dollar.


NOTE 5 -- INCOME TAXES

     The Company is required to pay federal alternative minimum tax ("AMT").
AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. The Company recorded AMT expense of $122,000 and $5,000 in the nine months ended September 30, 1998 and 1997, respectively. The Company recorded $56,000 and $165,000 in state and local income tax expense for the nine months ended September 30, 1998 and 1997, respectively, related to earnings from the Domestic Cinemas. The Company recorded tax provisions of $584,000 and $529,000 for the nine months ended September 30, 1998 and 1997, respectively, related to foreign withholding taxes which will be paid if certain inter-company loans are repaid. The Company has been notified that the Internal Revenue Service has selected the Company's 1996 federal tax return for examination.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)


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

     The weighted average number of shares used in the computation of basic
(loss) earnings per share were 7,449,364 for both the three and nine months ended September 30, 1998 and 1997. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and the Asset Put Option. During the three and nine-month periods ending September 30, 1998, the Company recorded a net loss applicable to shareholders of $1,941,000 and $4,643,000, respectively, and therefore, stock options, the Convertible Preferred Stock and the Asset Put Option were anti-dilutive. During the three months and nine months ended September 30, 1997, the Company recorded net income available to common shareholders of $697,000 and $524,000, respectively, however, stock options, the Convertible Preferred Stock and the Asset Put Option were not included in the diluted earnings per share calculation as their effect was anti-dilutive.

NOTE 8 -- COMMITMENTS

     In May, 1998, Reading Australia entered into an agreement with a transportation authority pursuant to which Reading Australia agreed to make certain infrastructure improvements to the Frankston Train Station located in the Melbourne, Australia metropolitan area. Reading Australia has been granted the right to construct a combination 12-screen cinema and retail entertainment center together with certain parking facilities on the site and will receive a permanent license to use, or title to the property upon which such improvements are located. Pursuant to its agreement with the authority, Reading Australia is required to post a letter of credit totaling approximately $3 million to guarantee completion of the improvements. In addition to the Frankston Station construction commitment, the Company owns a parcel of land on which it is obligated to construct a 10 screen cinema and has seven committed lease agreements for theater facilities representing a total of approximately 59 screens which are either under construction or for which construction is anticipated to be completed no later than mid 2000. The aggregate anticipated cost remaining to complete construction for the nine facilities totals approximately $59 million.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements (unaudited)
September 30, 1998
(amounts in tables in thousands)


NOTE 9 - PREFERRED STOCK INVESTMENT

     During the third quarter of 1997 Stater Bros. Holdings ("Stater") exercised its option to acquire the shares of Stater Series B Preferred Stock (the "Stater Stock") held by Reading Australia. Pursuant to the option exercise and resulting sale of the Stater Stock, the Company recorded a book gain of $1,387,000 in the third quarter of 1997. Stater also paid REI $615,000 in return for REI's one year non-compete agreement (the retail sale of groceries in the "Inland Empire" region of Southern California). This payment has been recorded as "Other income" in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1997.

     The pro forma effect on "Interest and dividend" revenues, "Other income", and "Net income applicable to common shareholders" from the sale of the Stater Stock would have been to reduce income by $3,152,000 (or $.42 per share) for the nine months ended September 30, 1997, exclusive of the non-recurring $1,387,000 gain associated with the writeup to the stated value had the sale occurred at the beginning of the period. Accordingly, the pro forma net loss applicable to common shareholders for the nine months ended September 30, 1997 would have been $2,319,000 ($.31 per share).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has elected to focus its theater development and related real estate development activities in two principal areas: the development and operation of state of the art multiplex cinemas in Puerto Rico, the United States, New Zealand and Australia; the development and operation in Australia and New Zealand of entertainment centers typically consisting of a multiplex cinema, complementary restaurant and retail uses, and self-contained parking.

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

Revenue
-------

     Theater Revenue is comprised of Admissions, Concessions and Advertising and other revenues and totaled the amounts set forth below in each of the three and nine-month periods ended September 30, inclusive of minority interest:

                        THREE MONTHS             NINE MONTHS
                    ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,

                      1998        1997         1998         1997
                   ----------  ----------   -----------  -----------
Cine Vista         $4,458,000  $4,543,000   $12,733,000  $11,717,000
                   ----------  ----------   -----------  -----------
Domestic Cinema     2,888,000   2,179,000     8,400,000    5,747,000
                   ----------  ----------   -----------  -----------
Australia           1,429,000     872,000     4,717,000    2,473,000
                   ----------  ----------   -----------  -----------
Other                     -0-         -0-        17,000          -0-
                   ----------  ----------   -----------  -----------
                   $8,775,000  $7,594,000   $25,867,000  $19,937,000
                   ==========  ==========   ===========  ===========


     CineVista's Theater Revenues increased approximately 9% to $12,733,000 in the nine months ended September 30, 1998 from $11,717,000 in the corresponding prior year period, primarily as a result of more favorable film product in the first quarter of 1998. CineVista's Theater Revenue decreased approximately 2% to $4,458,000 in the three months ended September 30, 1998 from $4,543,000 in the corresponding prior year period. The decrease in the current year quarter included a decrease of approximately $489,000, or 11%, in cinemas open throughout each of the respective periods and a decrease of approximately $572,000 or 13% due to the closure of four screens during the first quarter of 1998; offset by an increase in Theater Revenue of $976,000 or 22% relating to the opening of a new eight-plex theater in June, 1998. Approximately $170,000 or 35% of the decrease in Theater Revenues from cinemas open throughout both the current and prior year quarter resulted from certain of the cinemas being closed in September of the current year as a result of damage or lost power from hurricane Georges. At September 30, 1998 and November 9, 1998 one location containing 6 screens remained closed while CineVista's other 7 locations with a total of 46 screens were fully operational. At September 30, 1997, CineVista operated 46 screens at 9 locations. CineVista is presently in negotiations to build an additional 10 screens at an existing leased location and 16 screens at two other leased locations and is constructing a new leased 12 screen multiplex in the San Juan metropolitan area scheduled to open in the second quarter of 1999.

     Domestic Cinemas' Theater Revenues increased approximately 46% to $8,400,000 in the nine months ended September 30, 1998 from $5,747,000 in the corresponding prior year period. Two Domestic cinemas commenced operations in December, 1997 and accounted for 37% of the increase with the other 9% increase recorded at the cinema which was open throughout the respective periods. These same factors contributed to an increase in Theater Revenues of approximately 33% to $2,888,000 for the nine months ended September 30, 1998 from $2,179,000 in the corresponding prior year period. The Company is constructing a new 12 screen cineplex in New Jersey, scheduled to open in the second quarter of 1999. At September 30, 1998 and 1997 Domestic Cinemas included 19 screens at 3 locations and 6 screens at 1 location, respectively.

     Theater Revenues for Australian operations increased approximately 91% to $4,717,000 for the nine months ended September 30, 1998 from $2,473,000 in the corresponding prior year period, primarily as a result of Reading Australia's acquisition of a four screen cinema in July, 1997 and the opening of an additional six screen cinema in December, 1997. The increased screen count resulted in an increase in Theater Revenues of approximately 64% to $1,429,000 for the three months ended September 30, 1998 from $872,000 in the corresponding prior year period. At September 30, 1998, Reading Australia operated 16 screens at 3 locations and commitments to develop 59 screens at 7 locations.

     Real estate revenues include rental income and the net proceeds of sales of the Company's historic railroad related real estate in the United States which the Company is liquidating. Future real estate revenues may increase as larger properties are sold, however, the Company anticipates its total revenues from such sales will not be material.

     During the third quarter of 1997 Stater Bros. Holdings ("Stater") exercised an option to acquire shares of Stater Series B Preferred Stock (the "Stater Stock") held by Reading Australia. Pursuant to the option exercise and resulting sale of the Stater Stock, the Company recorded a book gain of $1,387,000. The Stater Stock had a dividend yield of 10.5%.

     "Interest and dividend" revenues (exclusive of those from the Stater Stock) were as follows in each of the three and nine-month periods ended September 30.

                   1998        1997
                ----------  ----------
Nine Months     $3,578,000  $1,782,000

Three Months    $1,096,000  $  709,000

     "Interest and dividend" revenues increased for both the three and nine-month periods ended September 30, 1998, as compared to the corresponding prior year periods, primarily as a result of the investment of the proceeds received from the redemption of the Stater Stock in money market instruments. The average yield on such instruments was approximately 5.5% for the three and nine-month periods ended September 30, 1998.

Expenses
--------

     "Theater costs," "Theater concession costs" and "Depreciation and amortization," collectively "Theater Operating Expenses," reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's theater operations. Theater Operating Expenses increased approximately 30% to $22,628,000 for the nine months ended September 30, 1998 from $17,426,000 in the corresponding prior year period, due primarily to the inclusion in the current year of approximately $6,205,000 of Theater Operating Expenses associated with two Domestic cinemas which opened in December, 1997, two Australian cinemas which opened in July, 1997 and December, 1997 and a CineVista cinema which opened in July 1998; offset by a decrease in Theater Operating Expenses of approximately $2,463,000 due to the closure of four CineVista screens during the second quarter of 1997 and the closure of four CineVista screens in the first quarter of 1998. The remaining increase of approximately $1,460,000 is attributable to expense items which vary in proportion to the increased Theater Revenues. These same factors contributed to an increase in Theater Operating Expenses of approximately 19% to $7,663,000 for the three months ended September
30, 1998 from $6,425,000 in the corresponding prior year period.   Theater
Operating Expenses as a percentage of Theater Revenues remained constant for the three and nine months ended September 30, 1998 as compared to the corresponding prior year periods.

     "General and administrative" expenses for the three and nine-month periods September 30, 1998 and 1997 include the following components:

                  THREE MONTHS ENDED SEPTEMBER   NINE MONTHS ENDED SEPTEMBER 30,
                                 30,
                         1998         1997          1998          1997
                  ---------------------------    ------------------------------
CineVista            $  202,000  $  193,000      $  811,000   $  581,000
Domestic Cinemas        148,000     166,000         436,000      417,000
Australia               907,000     697,000       2,290,000    2,251,000
Other                 1,168,000   1,399,000       3,362,000    3,481,000
                  -------------  ----------      ----------   ----------
Total                $2,425,000  $2,455,000      $6,899,000   $6,730,000
                  =============  ==========      ==========   ==========

     CineVista's "General and administrative" expenses in the nine-month period ended September 30, 1998 include a $165,000 charge relating to the closing of four screens during the period. The charge is comprised of a $395,000 loss on leasehold improvements net of the reversal of a $230,000 provision for deferred rent.

     General and Administrative expenses of the Domestic Cinemas increased 5% to $436,000 for the nine months ended September 30, 1998 from $417,000 in the corresponding prior year period, primarily as a result of increased management expenses associated with the opening of two new cinemas in December 1997 and as a result of increased revenue in the cinema in operation in each of the respective periods.

     General and Administrative expenses for Reading Australia increased 30% to $907,000 for the three months ended September 30, 1998 from $697,000 in the corresponding prior year period, primarily as a result of increased payroll costs, office expenses and carrying costs of land held for development associated with continued expansion of operations and development activities in Australia. General and Administrative expenses for the nine months ended September 30, 1998 are comparable to the corresponding prior year period as a result of a decrease of approximately $500,000 in write-offs of previously capitalized property development costs offset by increased payroll costs, professional fees, office expenses and carrying costs of land held for development.

     "General and administrative" expenses for the "Other" remained consistent with prior year.

Equity in Earnings of Affiliate
-------------------------------

     "Equity in earnings of affiliates" include earnings from the Company's investment in Citadel, BRI, WPG and the NZ JV's. The investments in WPG and the NZ JV's were made in the fourth quarter of 1997 and second quarter of 1998, respectively, and the Company received its initial investment in BRI in December 1997; "Equity in earnings of affiliates" decreased in excess of 100% to a loss of $4,000 in the nine months ended September 30, 1998 from income of $204,000 in the corresponding prior year period primarily due to a decrease in Citadel's net income and net losses incurred by BRI and WPG. "Equity in earnings of affiliates" decreased in excess of 100% to a loss of $114,000 for the three-month period ended September 30, 1998 from income of $69,000 for the corresponding prior year period. The results of operations of the NZ JV's were immaterial for the three and nine month period ending September 30, 1998.

Other (expense) Income
----------------------

     "Other expense" totaled $556,000 in the nine months ended September 30, 1998, as compared to "other income" of $851,000 for the nine-month period ended September 30, 1997. Other expense in the current year is comprised primarily of losses on foreign currency derivative contracts. The Company does not presently have any foreign currency derivative positions. "Other income" in the nine-month period ended September 30, 1997 was comprised primarily of amounts received from Stater for REI's one year non-compete agreement (the retail sale of groceries in the "Island Empire" region of Southern California) and amounts received as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods.

Minority Interests
------------------

     "Minority interests" for the three and nine months ended September 30, 1998 include $109,000 and $263,000, respectively, from minority shares in a Domestic Cinema's net income, and from minority interests in a Reading Australia cinema's net income. "Minority interests" for the three and nine months ended September 30, 1997 include $77,000 and $181,000, respectively, which reflects minority shares in a Domestic Cinema's net income and minority interests in a Reading Australia cinema's net income.

Income Tax Provision
--------------------

     Income tax expense in the nine-month period ended September 30, 1998 includes an accrual for foreign withholding taxes of $584,000 which will be paid if certain intercompany loans are repaid, $122,000 of AMT expense, and state and local taxes of $56,000. Income tax expense in the nine-month period ended September 30, 1997 includes an accrual for foreign withholding taxes of $529,000, $5,000 of AMT expense and $165,000 for state and local taxes. Income tax expense in the three-month period ended September 30, 1998 includes an accrual for foreign withholding taxes of $208,000, AMT expense of $122,000 and state and local taxes of $25,000. Income tax expense in the three-month period ended September 30, 1997 includes an accrual for foreign withholding taxes of $306,000, $5,000 of AMT expense and state and local taxes of $66,000.

Net loss
--------

     As a result of the above described factors, the Company recorded a "Net loss" of $1,410,000 for the nine months ending September 30, 1998 and "Net income" of $3,755,000 in the corresponding prior year period, a reduction in income of approximately $5,165,000 comprised primarily of an increase in Theater Operating Income of $728,000 (Theater Revenues less Theater Operating Expenses), an increase of a $1,796,000 in "Interest and dividend" revenue, less a reduction of $5,876,000 of earnings from the Stater Stock investment and redemption thereof, and a decrease of $1,407,000 in "Other income."

Comprehensive Income
--------------------

     The Company had losses in Comprehensive income (Note 2) of $1,213,000 and $2,807,000 in the three and nine month periods ended September 30, 1998. The losses in the corresponding periods last year were $744,000 and $2,127,000, respectively. The losses reflect the change in Shareholder's equity resulting from changes in the exchange rate between the U.S. and Australian dollars. Foreign currency exchange rates in general and in the Pacific Rim countries in particular (including Australia, New Zealand) have been subject to significant weakness and volatility during 1998 due to the currency crisis in South East Asia. The Company's business and operating results may be impacted by the effects of future foreign currency fluctuations.

     In the past the Company has utilized derivative contracts in order to offset the weakening Australian dollar. No such positions are presently in place or contemplated by management. The Company's foreign investments are long term in nature and not readily hedged under normal means. Management believes that the foreign currency exposure associated with foreign assets (comprised primarily of undeveloped real assets) are offset in part by the anticipated foreign dollar investments which will be required to develop the assets (the funds for which are presently in U.S. dollar denominated assets) and that no further hedging is required at this time.

Net Income Applicable to Common Stockholders
--------------------------------------------

     In the three and nine-month periods ended September 30,1998 and 1997, respectively, "Net loss or income applicable to common stockholders" has been reduced by the 6.5% per annum dividend on the $62,000,000 stated value of the Company's convertible preferred stock outstanding and amortization of an asset put option issued to Citadel.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had liquid funds of $65,961,000. If the Company is successful in its efforts to develop all of the projects which it is presently considering in Australia, New Zealand, Puerto Rico and the domestic market, its capital requirements over the next two years will exceed its existing cash balances and existing borrowing arrangements. However, the Company believes that additional funding could be realized through, among other things, bank borrowings, sale-leaseback transactions and the issuance/sale of additional equity either of Reading Entertainment, Inc., or at a subsidiary or the project level.

     At September 30, 1998 the Company has two construction commitments and seven committed lease agreements for theater facilities with a total of approximately 81 screens which are either under construction or for which construction is anticipated to be completed no later than mid 2000. In addition, the Company has entered a contract to acquire a 1.764 acre parcel for the development of a multi-plex cinema and has entered into contracts to acquire a
 .215 acre site and 1,086 stall parking garage. The aggregate anticipated cost remaining to complete construction for the nine facilities and acquire the additional parcels and parking garage totaled approximately $69 million.

     The following summarizes the major sources and uses of cash funds in the nine months ended September 30:

1998:
----

     "Unrestricted cash and cash equivalents" decreased $26,879,000 from $92,840,000 at December 31, 1997 to $65,961,000 at September 30, 1998. Working
capital decreased $24,185,000 from $87,126,000 at December 31, 1997 to $62,941,000 at September 30, 1998.

     While not necessarily indicative of results of operations determined under generally accepted accounting principles, Theater Revenues less direct theater, general and administrative expenses before interest, depreciation and amortization ("Theater EBITDA") totaled $4,267,000 in the nine months ended September 30, 1998 versus Theater EBITDA of $3,252,000 in the corresponding nine-month prior year period. Other principal sources of liquid funds in the current year nine-month period were $3,578,000 in "Interest and dividend" income, a net decrease in "Amounts Receivable" of $1,070,000 and a net decrease in "Restricted cash" of $3,673,000.

     In addition to other General & administrative expenses, uses of liquid funds in the nine months ended September 30, 1998 included $16,770,000 of property and equipment purchases, a net decrease in "Accounts payable and accrued expenses" of $3,122,000, an investment in joint ventures (inclusive of loans to joint venture partners) of $3,736,000, payment of preferred stock dividends of $3,023,000, a net decrease in "Purchase commitments" of $3,408,000, investments in common stock of $2,211,000, and a net decrease in "Notes payable" of $627,000.

1997:
----

     "Unrestricted cash and cash equivalents" increased $60,314,000 from $48,680,000 at December 31, 1996 to $108,994,000 at September 30, 1997. Working
capital increased $64,450,000 from $43,336,000 at December 31, 1996 to $107,786,000 at September 30, 1997, largely as a result of the sale of the Company's interest in the Stater Stock investment back to Stater in September 1997 whereby the Company received approximately $73,915,000 in cash (See Note
9).

     While not necessarily indicative of its results of operations determined under generally accepted accounting principles, theater revenues less direct theater, general and administrative expenses before interest, depreciation and amortization ("Theater EBITDA") totaled $3,252,000 in the nine months ended September 30, 1997 versus Theater EBITDA of $1,909,000 in the corresponding nine month period last year. Other principal sources of liquid funds in the current year nine-month period were $1,782,000 in "Interest and dividend" income, a net decrease in "Amounts receivable" of $1,997,000, a net decrease in "Restricted cash" of $2,018,000, a net increase in "Other liabilities" of $795,000 and $615,000 received from Stater (See Note 9).

     In addition to operating expenses, other uses of liquid funds in the nine months ended September 30, 1997 included $6,445,000 of property and equipment purchases, a net decrease in "Accounts payable and accrued expenses," of $5,032,000, payment of preferred stock dividends of $2,816,000, and a net decrease in "Notes payable" of $1,500,000.

YEAR 2000

     As reasonably necessary and appropriate, the Company is conducting an audit of the software and hardware components that it uses to assess whether such components will properly recognize dates beyond December 31, 1999 ("Year 2000 Compliance"). The Company is also conducting a review of its major suppliers of goods and services to understand their level of compliance with Year 2000 issues. Both of these reviews are expected to be completed during the three months ended December 31, 1998.

     The Company does not anticipate that its review of internal hardware and software will reveal material problems, as the Company uses current versions of software provided by major software vendors. Likewise, the Company does not anticipate that any material issues will arise as a result of its review of hardware, as the Company utilizes hardware that is less than a year old for the most part. The Company has adequate financial resources to replace any hardware and/or software that is determined not to be Year 2000 compliant.

     The Company believes that most of its service providers will represent that they are Year 2000 compliant. If in its survey of significant vendors of materials the Company becomes concerned that one or more vendors either is not Year 2000 compliant or has what the company believes to be inadequate programs to become Year 2000 compliant, the Company will develop additional programs to reduce or eliminate its reliance on such vendors.

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

     3(ii) By-laws of Reading Entertainment, Inc., as amended. (Incorporated by reference to Exhibit 3(ii) to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

     4.1 Certificate of Designations, Preferences and Rights of Series A Voting Cumulative Convertible Preferred Stock and Series B Voting Cumulative Convertible Preferred Stock of Reading Entertainment, Inc. (Incorporated by reference to Exhibit G to the Proxy
           Statement/Prospectus included in Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

     10.1* Reading Company 1992 Nonqualified Stock Option Plan, as amended.
           (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

     10.2 Service Deed between Australia Cinema Management Pty Limited and John Rochester dated May 7, 1996. (Incorporated by reference to Exhibit
           10.20 to Reading Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.)

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

     10.21 Agreement by and among Pubic Transport Corporation, Reading Properties Pty Ltd, and Mackie Group Pty Ltd for development at the Frankston Railway Station dated May 28, 1998. (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

     10.22 Contract for Sale of Land in Auburn, New South Wales, between Nissan Motor Co. (Australia) Pty Limited and Reading Properties Pty Limited dated April 17, 1998. (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

     27    Financial Data Schedule for the quarter ended September 30, 1998.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the reporting period.

     * These exhibits constitute the executive compensation plans and arrangements of the Company..

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                    READING ENTERTAINMENT, INC. REGISTRANT



Date: November 13, 1998        By:  /s/ James A. Wunderle
      -----------------           -----------------------------------------
                                  James A. Wunderle
                                  Executive Vice President, Chief Financial
                                  Officer and Treasurer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)



Date: November 13, 1998        By:  /s/ David J. Brown
      -----------------           ------------------------------
                                  David J. Brown
                                  Controller
                                  (Principal Accounting Officer)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                    READING ENTERTAINMENT, INC. REGISTRANT



Date: November 13, 1998          By:
      -----------------             -----------------------------------------
                                    James A. Wunderle
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)



Date: November 13, 1998          By:
      -----------------             -----------------------------------------
                                    David J. Brown
                                    Controller
                                    (Principal Accounting Officer)