Form 10-K
period 1998-12-31
READING ENTERTAINMENT INC
filed 1999-03-31
CIK 1023993

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of March 25, 1999, 7,449,364 shares of Common Stock were outstanding and the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $16,375,657.

PART I

Item 1. Business

General

      Reading Entertainment, Inc., a Delaware corporation ("REI" and collectively with its various subsidiaries and predecessors, the "Company" or "Reading"), was formed in 1996 in a reorganization of the company under a Delaware holding company. Initially organized in 1833, the Company has been doing business in the United States for approximately 165 years.

      Prior to 1976, the Company was principally in the transportation business, owning and operating the Reading Railroad. Following the disposition of substantially all of its rolling stock and active rail lines in 1976, the Company pursued a number of endeavors including the development of One Reading Center (a 600,000 square foot office complex located in Philadelphia) and initiated the activities which led to the development of the Pennsylvania Convention Center on land originally utilized by the Company for railroad operating purposes. Since 1976, the Company has reduced its railroad real estate holdings from approximately 700 parcels and rights-of-way to approximately 25.

      In 1993, following the sale of its last major railroad real estate asset-- the Reading Terminal Headhouse -- the Company determined to enter into the "Beyond-the-Home" or real estate based segment of the entertainment industry. Since that date, the Company has acquired and expanded a chain of multiplex cinemas in Puerto Rico ("CineVista") featuring conventional film product; begun the development of a cinema chain in the United States featuring principally art, specialty and sophisticated or upper-end conventional film product ("Angelika Cinemas"); begun the development of a chain of cinemas in Australia and New Zealand featuring conventional film product ("Reading Cinemas"); and acquired or entered into agreements to acquire certain live theaters featuring "Off Broadway" type productions ("Reading Live Theatres"). In Australia and New Zealand, the Company is also in the business of developing entertainment centers, typically consisting of a multiplex cinema, complementary restaurant and retail uses, and convenient parking, all located on land owned or controlled by the Company.

      In recognition of the significant amount of capital required to compete in the cinema exhibition and real estate development businesses, and in furtherance of its plan to focus on the development of cinemas and cinema based entertainment centers, on October 15, 1996, the Company reorganized as REI (the "Reorganization") and completed a private placement of common and preferred stock which increased shareholders' equity from approximately $69 million to approximately $156 million (the "Stock Transactions").

      The Company, where feasible, prefers to own the land on which it constructs its cinemas. In the United States and Puerto Rico, a variety of factors (including land acquisition costs, the proliferation of suburban multiplex cinemas and competition from existing developers and shopping center owners) have caused the Company to rely on leasehold sites in established urban areas or suburban malls. However, an ownership oriented approach is being pursued in urban centers in Australia and New Zealand. This means that many of the Company's projects in Australia and New Zealand are more capital intensive, have longer lead times and entail greater development risks than the development of cinemas in leased facilities in established malls. However, the Company believes that these risks are more than offset by the greater control and flexibility that the ownership of such sites provides to the Company and by the opportunity given to the Company to participate in the enhancement to the value of such land likely to result from the consumer traffic created by a successful cinema operation. To date, the Company has acquired (directly or through joint venture or tenant-in-common investments), or has the contract right to acquire, eight sites in Australia and New Zealand which it believes may be suitable for development or redevelopment as entertainment centers. These sites represent nearly two million square feet of potential land area and nearly one million square feet of improvements. Due principally to the scope and extent of its development activities in Australia and New Zealand, the Company views itself as being involved in essentially two lines of business, (1) the development and operation of cinemas in Puerto Rico, Australia and New Zealand and of cinemas and live theatres in the United States and (2) the development and future operation of cinema based entertainment centers in Australia and New Zealand. Most of these entertainment center projects are in the early stage of development. One of the centers is expected to be completed in 1999.

      At December 31, 1998, the Company owned or otherwise operated 17 cinemas comprising 98 screens (inclusive of two cinemas with a total of 9 screens held by a joint venture), and had under development or agreement to lease, acquire or manage, complexes representing approximately 200 additional screens. The Company currently anticipates adding approximately 100 of these screens in 1999.

      During 1998, the Company determined to commence activities in the live theater industry and in December of that year signed an Agreement in Principle to acquire three live theaters in Manhattan, New York ("Manhattan"): the Minetta Lane, Orpheum and Union Square theaters. In March 1999, the Company acquired the Royal George Theater, a four auditorium live theater and complex in Chicago and licensed the Marine Theater in San Francisco through May 2001. The Company is actively investigating other live theater acquisitions in major theater markets.

      In addition to its principal activities, the Company continues to wind up its historic railroad related activities, including the sale or other exploitation of its residual real estate interests, and to lease equipment to third parties. The Company also owns a 50 acre property assemblage located in the greater Melbourne, Australia area. Originally acquired in 1996 as a potential entertainment site, the property is currently held for non-cinema development. The Company is reviewing its alternatives with respect to this site.

      At December 31, 1998, the Company had assets valued for balance sheet purposes at approximately $172 million and no long term indebtedness. A significant portion of these assets is comprised of cash and cash equivalents, totaling approximately $59 million, Property and equipment with a net book value of approximately $33 million, and, and 2,113,673 shares of the common stock, representing approximately 31.7% of the voting power, of Citadel Holding Corporation ("CHC" and collectively with its subsidiaries, "Citadel"). The Company intends to use its assets to continue to build its Beyond-the-Home entertainment business, and not to engage in the business of acquiring, selling, holding, trading or investing in securities.

      Citadel is principally in the business of owning and operating commercial and agricultural real estate and providing real estate consulting services to Reading. Citadel also owns 70,000 shares representing all of the outstanding shares of the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") and holds certain option rights to exchange all or substantially all of its assets for the Company's common stock. Citadel is a publicly reporting and trading company, whose common stock is traded on the American Stock Exchange. Citadel's net earnings during 1998 were $5,688,000. The Company's share of such earnings was $1,390,000 which amount is included in the Consolidated Statement of Operations for the year ended December 31, 1998 as "Equity in earnings of affiliate."

      In December 1997, Citadel capitalized BRI a wholly owned subsidiary with a cash contribution of $1.2 million and distributed 100% of the shares of BRI to Citadel's common shareholders. BRI (owning 40%), Citadel (owning 40%) and Visalia, LLC (a limited liability company controlled by James J. Cotter, Chairman of the Company, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships (the "Partnerships") in December 1997 and acquired an agricultural property for approximately $7.6 million. Through its ownership of Citadel and its interest in BRI the Company owns approximately 26% of the Partnerships. In 1998, the Partnerships' citrus crop was lost due to a freeze. BRI's net loss (excluding the indirect share of such losses recorded by Citadel) was $1,090,000. The Company's share of such loss was $346,000 which amount is included in the Consolidated Statement of Operations for the year ended December 31, 1998 as "Equity if earnings of affiliate".

      Shares of REI's common stock, par value $.001 per share (the "Common Stock"), are quoted on the Nasdaq National Market ("NNM") and trade on the Philadelphia Stock Exchange under the symbols RDGE and RDG, respectively.

Description of Business

      The Company is primarily engaged in the development in Australia and New Zealand of cinema based entertainment centers and in the multiplex cinema exhibition business (focusing on the market for multiplex complexes featuring principally commercial film in Puerto Rico, Australia and New Zealand, and featuring principally art, specialty and more sophisticated upper-end film product in the United States). In addition, the Company has recently expanded into the live theatre business and currently owns or has agreements to acquire four live theatres, consisting of seven auditoriums, located in Manhattan and Chicago, and to license a fifth live theater located in San Francisco. These live theatres are designed for the presentation of "Off Broadway" type productions and typically have auditoriums with less than 600 seats.

      While exceptions may be made from time to time with respect to certain well-situated cinemas with proven or projected draw as art and specialty houses, it is the Company's general intention to develop or acquire state-of-the-art multiplex venues. With respect to new cinema construction, it is the Company's intention to concentrate primarily upon a stadium seating format, and to feature wall-to-wall screens with state-of-the-art projection and sound. The Company's entertainment centers will typically be centered around a multiplex cinema, and feature complimentary retail and restaurant facilities and convenient on-site parking.

Puerto Rico (CineVista)

      Acquired in 1994, CineVista currently operates 44 screens in 7 leased facilities in Puerto Rico. The Company has commenced construction of a leased twelve screen cinema in a regional shopping center located in the San Juan area (currently anticipated to open in November 1999) and is negotiating the expansion (from eight to eighteen screens) of a complex located in the largest shopping center in Puerto Rico, the Plaza Las Americas. No assurances can be given that such negotiations will result in operating facilities. On the date of its acquisition by the Company, CineVista operated 36 screens in 8 leased locations.

      In Puerto Rico, the Company has determined to concentrate on multiplex cinemas located on leasehold properties, and the exhibition of conventional film product. Generally speaking, the Company's current and future developments are being constructed in existing malls with proven foot traffic and self contained parking. All of CineVista's theaters are modern multi-screen facilities.

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

      During the last five years, Puerto Rico has undergone significant retail shopping center development. During this period, the number of multiplex theaters has increased substantially. The Company's principal competitor, Caribbean Cinemas, a privately-owned company, has opened 6 complexes adding approximately 53 screens since the beginning of 1996, and currently has 2 cinemas under construction. These new screens have adversely affected the Company's current operations, reducing the Company's market share from approximately 34% in 1995 to approximately 26% percent in 1998. The Company believes that, while CineVista has an opportunity to expand its operations through the development of new multiplex theaters and improvement of its existing operations, the Puerto Rico market will be substantially built out in the near term.

      CineVista derives approximately 70% of its revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of a 10% excise tax imposed by Puerto Rico. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by CineVista. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors.

      Concession sales account for approximately 25% of total revenues. Concession products primarily include popcorn, candy and soda. CineVista has implemented training programs and incentive programs and experiments with product mix changes with the objective of increasing the amount and frequency of concession purchases by theater patrons.

      Screen advertising revenues contribute approximately 4% of total revenues. CineVista has agreements with a major soft-drink bottler and an independent advertising production company to show advertisements on theater screens prior to feature film showings. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

      Licensing/Pricing: Films are licensed under agreements with major film distributors and several local distributors specializing in films of special interest to residents of Puerto Rico. Puerto Rico regulations generally require that film exhibitors be provided with an opportunity to view films prior to submitting bids, that film distributors provide advance notice of films which will be provided to the market, and are generally designed to preclude anti-competitive practices. Films are licensed on a film-by-film, theater-by-theater basis. Generally, film payment terms provide for payment to film distributors under various formulas which provide for payments based upon a percentage of gross box office receipts.

      CineVista licenses film from substantially all of the major United States studios and is not dependent upon any one film distributor for all of its product. However, in the event the Company was unable to license film from a major studio, such lack of supply could have a material effect upon CineVista's business. CineVista believes that the popularity of the Puerto Rico exhibition market and Puerto Rico rules governing film licensing make such a situation unlikely. In 1998, films licensed from CineVista's seven largest film suppliers accounted for approximately 91% of CineVista's box office revenues.

      Competition: The Company believes there are approximately 30 first-run movie theaters in daily operation with approximately 200 screens in Puerto Rico. Based upon number of screens, box office revenues and number of theaters, CineVista is the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 1998, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited. CineVista's principal competitor is expected to continue to open theaters competitive with those of CineVista's. Since the beginning of 1996, the Company's principal competitor has opened 6 complexes in the San Juan metropolitan area, adding 53 screens, all of which are competitive with the Company's theaters, and which have attracted business that would otherwise have gone to theaters owned by CineVista. This competitor has at least 2 additional competitive theaters and an expansion of an existing theater under development, which are expected to add 26 screens to the San Juan market.

      In Puerto Rico, the Company's strategy has been to build generally higher quality cinemas, with larger seats, more leg room and better sound than those constructed by its principal competitor, and to seek out and build in either well established retail centers with adequate parking on-site or in connection with the development of new retail centers being developed by experienced and well financed developers. All of the screens currently under construction are stadium design and the Company currently intends to make this stadium design structure a consistent element of its cinemas.

      Seasonality: Most major films are released to coincide with the summer months, when schools are closed or the winter holiday seasons. Accordingly, CineVista has historically recorded greater revenues and earnings during the second half of the calendar year, except during 1998 when first half revenues were unseasonably high due to the strong box office performance of Titanic.

      Employees: CineVista has approximately 200 employees in Puerto Rico, approximately 15 of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in May 2000. The Company believes its relations with its employees in Puerto Rico to be good.

Domestic Cinemas

      The Company has focused its domestic cinema activities on (i) the Manhattan cinema market, (ii) the art and specialty film exhibition market, and
(iii) the selective acquisition and/or development of conventional commercial cinemas. At December 31, 1998, the Company operated 4 domestic cinemas with 22 screens. During 1998, the Company entered into agreements to lease or manage an additional 8 domestic locations with a total of 34 screens. These cinemas, seven of which are either existing or refurbished facilities, are expected to open under the Company's markee in 1999. In addition, in March 1999, the Company leased an 8 screen facility in Buffalo, New York for use as an art cinema.

      The Company's first domestic art theatre was acquired in August 1996 for approximately $12,570,000. This cinema, known as The Angelika Film Center (the "NY Angelika"), is a six screen multiplex theater located in the Soho district of New York City, and was acquired by the Company and Sutton Hill Associates ("Sutton Hill") through a newly formed limited liability company, Angelika Film Centers LLC ("AFC"). The Company contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%. The theater is held under a long term lease, with a remaining term of approximately 27 years.

      The Company is currently working to develop additional Angelika Film Centers in major urban areas located throughout the United States. In December 1997 the Company opened an eight screen, 31,700 square foot art and specialty cinema and cafe facility at the Bayou Place entertainment center in Houston, Texas. The leased complex sits over a 3,500-car parking garage in Houston's theater district. In December 1997, the Company acquired an existing five screen, 18,100 square foot facility located in Minneapolis, at which the Company exhibits a combination of conventional commercial and art and specialty film under the Reading Cinemas name. In November 1998, the Company commenced operation of a three screen, 18,000 square foot facility in Sacramento, California. In 1998, the Company signed a ground lease and is currently constructing a 46,000 square foot 12 screen Reading Cinemas complex in Manville, New Jersey which cinema is anticipated to open in May 1999.

      In December 1998, the Company entered into an Agreement in Principle to lease four cinemas, consisting of 16 screens, to manage three additional cinemas, consisting of six screens, all located in Manhattan, and to acquire the 1/6th interest in AFC not currently owned by the Company. These cinemas, are currently operated in Manhattan under the City Cinemas markee. In March 1999, the Company leased an 8 screen complex in Buffalo, New York for use as an art cinema. The Company is in discussions with owners and developers with respect to a number of additional potential locations. No assurances can be given, however, that any of these negotiations will result in operational theaters.

      City Cinemas Corporation ("City Cinemas"), an affiliate of Sutton Hill, has managed AFC and two other domestic cinemas for the Company since such cinemas were opened by the Company. A third domestic cinema which commenced operations in November 1998 is managed directly by the Company. In conjunction with the December 1998 agreement to lease and manage certain theaters in Manhattan (described above), the Company will commence management of all domestic cinemas with an affiliate of City Cinemas providing certain accounting and administrative services without cost to the Company.

      Licensing/Pricing: Art and specialty films are available from many sources ranging from the divisions of the larger film distributors specializing in the distribution of specialty films to individuals that have acquired domestic rights to one film. Generally, film payment terms are based upon an agreed upon percentage of box office receipts.

      Competition: In most markets, art and specialty film is currently exhibited at older independently owned one and two screen theater complexes. Few such independent exhibitors operate cinemas in more than one metropolitan area. The Company believes that the exhibition of first run art and specialty films is a niche business, in some ways distinct from the business of exhibiting bigger budget wide release films. At the present time there exists one national chain specializing in art and specialty film which circuit operates approximately 150 specialty screens in approximately over 50 locations, principally in California and Washington. Many larger cities have smaller chains which operate one to five locations. One major commercial cinema circuit has formed a joint venture which is developing cinemas specializing in the exhibition of independent film.

      The cinema industry is currently in a state of significant change, as illustrated by the significant number of multiplex and megaplex theaters which have been constructed or announced in recent periods, and no assurances can be given that the Company's plans can be successfully implemented. Due to the relatively small scale of the Company's current US operations and the geographical dispersion of its Domestic cinemas, the Company may have difficulty securing certain film product due to competitive pressures of larger domestic cinema chains or more regionally concentrated exhibitors, and faces competition for sites from much larger and better known competitors. The Company has attempted to strengthen its competitive position in art and upper end film by materially increasing its presence in Manhattan through the anticipated addition in 1999 of four leased and three managed cinemas.

      Seasonality: The exhibition of art and specialty film, while still somewhat seasonal in nature, is less so than the film exhibition business generally. Art and specialty films tend to be released more evenly over the course of the year and, if successful, to enjoy a longer run than wide release films. The popularity of art and specialty film has increased significantly in recent years, grossing domestically approximately $112,000,000, $244,000,000, $372,000,000, $355,000,000, $500,000,000,
$525,000,000 and $545,000,000 in 1992 through 1998, respectively (based upon management estimates).

      Employees: At December 31, 1998 approximately 50 cinema employees were employed by City Cinemas to operate the Company's domestic cinemas including 3 employees employed under the terms of a collective bargaining agreement which expired in October 1998. The Company has approximately 14 direct cinema employees and 17 executive and administrative staff which, while located in the Unites States, provide service with respect to all of the Company's operations. The Company believes its relationship with its employees to be good.

Reading Cinemas (Australia and New Zealand)

      The Company currently operates four cinemas, consisting of 21 screens, in Australia and holds a 50% joint venture interest in two cinemas, consisting of 9 screens in New Zealand. The Company currently anticipates that it will open an additional 7 cinemas, consisting of 54 screens in Australia and New Zealand during 1999.

      The Company commenced activities in Australia in mid-1995, and currently conducts business in Australia through its wholly-owned affiliate, Reading Entertainment Australia Pty. Limited ("REA" and, collectively with its various subsidiaries, "Reading Australia"). Reading Australia is currently engaged in the development and operation of multiplex cinemas featuring conventional film product and the development of entertainment centers. Reading Australia currently operates 21 screens at two leased, one owned and one managed location, and has approximately 120 screens currently under development. It is anticipated that 6 cinemas consisting of 50 screens will be opened during 1999 for a total of ten cinemas with 71 screens in Australia by the end of that year.

      The Company commenced operations in New Zealand in 1997 and currently conducts operations in New Zealand through its wholly owned affiliate, Reading New Zealand Limited (collectively with its various subsidiaries, "Reading New Zealand"). At the present time, all of the Company's cinema interests are held through a joint venture with an experienced cinema operation. The joint venture currently operates 2 cinemas representing 9 screens at one owned and one leased facility. The joint venture is currently constructing an additional four screen cinema on land owned by the joint venture.

      Reading Australia and Reading New Zealand are also currently engaged in the development of entertainment centers which will typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking, all on land owned or controlled by the Company. At the present time, Reading Australia owns or has development rights to own five locations (representing over 1 million square foot of developable land) which it intends to use for entertainment center purposes. None of these properties currently produce material cash flow. Reading Australia also owns a 50% joint venture interest in an existing shopping center located on leased land in the Melbourne area of Victoria, which it currently anticipates redeveloping as an entertainment center. In December 1998, the joint venture that owns the shopping center entered into an agreement to acquire the land underlying that center.

      Reading New Zealand owns an undivided 50% interest in a 77,000 square foot site located in downtown Wellington, the capital and second largest city in New Zealand. Reading New Zealand has also contracted to acquire a 327,000 square foot 9 story parking facility and a separate 38,000 square foot lot located adjacent to this entertainment center property. Reading has granted an option to the co-owners of the entertainment center property to acquire, on or before November 30 1999, an undivided 50% interest in these two properties for a price equal to the Company's cost basis in these properties, plus carrying costs and an interest factor. Reading New Zealand has also purchased a 678,000 square foot site and, through a joint venture, has acquired a 9,400 square foot site, each located in suburban areas of Auckland, on which it intends to construct an entertainment center and a cinema complex, respectively.

      The eight potential entertainment center sites described above (calculated inclusive of the one existing shopping center) include the potential for the development of over 90 screens. Six of the projects have either entitlement as of right with respect to the construction of cinemas or otherwise currently hold government approvals for such use.

      Summarized below are the entertainment center projects currently under development by Reading Australia and Reading New Zealand:

                                                                                 Estimated
                                Land Size                     Approximate     Development Size
                                in Square    Approximate    Cinema Size in   in Square Footage
            Site                 Footage   Purchase Price     Square Feet     of Improvements
            ----                 -------   --------------     -----------     ---------------
Australia
   Auburn, NSW                   522,720     $6,800,000         60,000             210,000
   Belmont                       103,129     $1,000,000         68,000              89,000
   Frankston, Victoria           227,750        N/A(1)          64,000              94,000
   Moonee Ponds, Victoria        129,949     $4,200,000         54,000             103,000
   Newmarket, Queensland         172,160     $4,500,000         49,000             161,000
   Whitehorse, Victoria(2)       171,365     $1,600,000         60,000             230,000

New Zealand
   Wellington(3)                  76,855     $3,300,000         77,000             133,000
   Takanini                      678,132     $3,200,000         41,000              56,000

      In addition to the above, the Company has accumulated, as the consequence of three separate acquisitions, a 50 acre site in Burwood, Victoria. This site was originally acquired for development of a mega-plex cinema. However, such use is currently prohibited as a consequence of an adverse land use determination, which negated certain permits for the construction of cinemas on the site which were in place at the time the properties were acquired by Reading Australia. Due to the size of the accumulation and its location at the demographic center of the greater Melbourne metropolitan area, the Company believes that the accumulation has value over and above its original purchase price and is currently reviewing its options as to potential development alternatives for the site.

      One of the currently operating cinemas, located in Townsville, Queensland, is owned by Australia Country Cinemas Pty, Limited ("ACC"), a company owned 75% by Reading Australia and 25% by a company owned by an individual familiar with the market for cinemas in country towns. ACC has a limited right of first refusal to develop cinema sites identified by Reading Australia or such individual in country towns.

      Reading New Zealand has 50% joint venture interests in a five screen multiplex cinema located in Whangaparoa New Zealand, a four screen multiplex cinema located in Mission Bay, New Zealand, and a four screen cinema located in Takapuna presently under construction and anticipated to open in 1999. Reading New Zealand's partner in these ventures is an experienced cinema owner and operator. Two of the joint venture cinemas are fee properties and the third is leased.

      At the present time the Company's activities in Australia and New Zealand are principally in the nature of speculative real estate development. While, in each case, the Company is its own anchor tenant, the success of the real estate aspects of the Company's business will depend upon a number of variables and are subject to a number of risk, some of which are outside of the Company's control. These variables and risks include, without limitation:

o construction risks, such as weather, unknown and unknowable site conditions, and the availability and cost of materials and labor;

o leasing risk with respect to ancillary space being constructed in connection with the entertainment centers -- in certain cases such ancillary space constitutes a substantial portion of the net leasable area of a particular entertainment center and there is not presently any established Australian and New Zealand markets for entertainment center space;


     (1)Under the applicable development agreement, Reading Australia is required to make certain infrastructure improvements which are estimated to cost approximately $4,000,000 in consideration of a grant to the underlying land.

     (2)The Company holds a 50% interest in this shopping center. Purchase price does not include $1,400,000 loan to the Company's joint venture partner in this development, or the $3,700,000 purchase price of the underlying land, which the joint venture may acquire subject to the satisfaction of certain conditions. The center currently consists of approximately 150,000 square feet of net leasable are which amount is not included in the Estimated Development Size column, above.

     (3)The Company holds a 50% tenant-in-common interest in this property. Does not include adjacent parking garage or parcel owened by Reading New Zealand

o political risk, such as the possible change in mid-stream of existing zoning or development laws to accommodate competitive interests at Burwood; and

o financing risks, such as the risk of investing U.S. dollars in Australia during times of currency exchange rate instability, and the difficulties of acquiring construction finance while the great majority of the Company's projects are developmental in nature.

      In light of these risks, no assurances can be given that the Company will be able to accomplish its business objectives in Australia and/or New Zealand. Furthermore, even if those objectives are eventually achieved, the realization of these objectives may require a longer period of time and a greater level of developmental costs than currently anticipated by the Company.

      Reading Australia's cinemas are managed by employees of the Company. Reading New Zealand's cinemas are operated by the Company's joint venture partner, an experienced cinemas operator.

Australia

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

      Australia does not restrict the flow of currency into the country from the U.S. or out of Australia to the United States. Also, subject to certain review procedures, U.S. companies are typically permitted to operate businesses and to own real estate.

New Zealand

      New Zealand is a self governing member of the Commonwealth of Nations. It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles. The country has a population of approximately 3.6 million people, most of whom are of European descent and the principal language is English. Wellington, with a population of approximately 350,000, is the capital and Auckland, with a population of approximately 1 million, is the largest city. Most of the population lives in urban areas,

      New Zealand is a prosperous country with a high standard of social services. The national economy is largely dependent upon the export of raw and processed foods, timber and wool. Principally a trading nation, New Zealand exports about 30% of its gross national product. In the past (particularly before the United Kingdom entered the Common Market in 1973), New Zealand's marketing focused on a small number of countries, principally the United Kingdom. Currently, only approximately 7% of New Zealand's trade is with the United Kingdom, with Japan and Australia being its principal trading partners. While no country currently accounts for more than 20% of its exports, its economic remains sensitive to fluctuations and demand for its principal exports.

      Like Australia, New Zealand has a largely ceremonial governor-general, appointed by the Queen of England. However, the executive branch is run by a prime minister - typically the leader of the majority party in Parliament - and appointed ministers (typically chosen from the members of Parliament). The Parliament is elected by universal adult suffrage using a mixed member proportional system. Under this system, each voter casts two votes at the federal level, one for a local representative and one for a party. Fifty percent of the 120 seats in Parliament are determined by the direct election of local representatives, and the remaining fifty percent are elected based upon the number of votes garnered by the parties. The Prime Minister and his cabinet serve so long as they retain the confidence of the Parliament.

      With the exception of special excise taxes on tobacco, liquor, petroleum products and motor the only general sales tax is a Goods and Services Tax ("GST") imposed on all services at the consistent rate of 12.5%. In effect, by a series of refunds, GST is only paid by the end-user of the goods or services in question. Resident companies pay income tax at a rate of 33%, however, dividend imputation credits generally prevent double taxation of company profits. There are, no restrictions on repatriation of capital or profits, but some payments to overseas parties are subject to withholding tax. There is no Capital Gains Tax, and there are tax treaties with many countries, including the United States.

      The laws for monitoring and approving significant overseas investment into New Zealand reflect the country's generally receptive attitude towards such investment and the generally facilitating nature of the country's foreign investment policies. One hundred percent overseas ownership can be approved in nearly all industry sectors, including motion picture exhibition and distribution. A review process is also applicable to certain land transactions and the purchase of businesses or assets having a value of NZ$l0,000 or more.

      Licensing/Pricing: Films are licensed under agreements with major film distributors and several local distributors who distribute specialized films. Film exhibitors are provided with an opportunity to view films prior to negotiating with the film distributor the commercial terms applicable to its release. Films are licensed on a film-by-film, theater-by-theater basis. Reading Australia and Reading New Zealand license films from all film distributors as appropriate to each location. Generally, film payment terms are based upon various formulas which provide for payments based upon a specified percentage of box office receipts.

      Competition: The principal exhibitors in Australia and New Zealand include Village Roadshow Limited ("Village") with approximately 419 screens in Australia and 85 in New Zealand, Greater Union and affiliates with approximately 328 screens in Australia and Hoyts Cinemas ("Hoyts") with approximately 242 screens in Australia and 92 in New Zealand. Independents, as a group, operate approximately 560 screens in Australia and 130 in New Zealand. The film exhibition business in Australia and New Zealand is concentrated and, to a certain extent, vertically integrated.

      Greater Union is the owner of Birch Carroll & Coyle and a part owner of Village. All new multiplex cinema projects announced by Village are being jointly developed by Greater Union, Village, and Warner Bros. Hoyts has announced plans to add approximately 168 new multiplex screens in Australia by 2003 with 61 currently under construction.

      These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately A$938 million at June 30, 1998. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamented Holdings, had a publicly reported consolidated net worth of approximately A$315 million at June 30, 1998. Hoyts Cinemas had a net worth of approximately A$347 million at June 30, 1998.

      The industry is somewhat vertically integrated in that Village also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors. Roadshow Film Distributors is owned equally by Village and Greater Union.

      In the view of the Company, the principal competitive restraint on the development of its business in Australia and New Zealand is the availability of sites. The Company's principal competitors and certain major commercial landlords are currently attempting to use the historical course of land use development in Australia to prevent the construction of freestanding cinemas in new entertainment oriented complexes, particularly where those complexes are located outside of an established central business district or shopping center development. Competitors or shopping center landlords typically contest the suitability of the Company's projects, resulting in appeals to applicable land tribunals and delays in development. In the case of the Company's 50-acre site at Burwood, the Minister for Planning and Local Government preempted local zoning authorities to prohibit the Company's intended development of a 25-screen cinema complex, which would have competed with complexes owned by the principal theater operators in Australia and located in shopping centers owned by some of the principal retail landlords in Australia.

      Seasonality: Major films are generally released to coincide with the school holiday trading periods, particularly the summer holidays. Accordingly, Reading Australia and Reading New Zealand would expect to record greater revenues and earnings during the first half of the calendar year.

      Employees: Reading Australia has 18 full time executive and administrative employees and approximately 100 theater employees. Reading New Zealand currently has no employees. The Company believes its relations with its employees to be good.

Reading Live Theatres

      In March 1999 the Company acquired a four auditorium live theater complex in Chicago, which operates under the name "The Royal George Theatre" for approximately $2.8 million. The theater currently features the Chicago productions of Art, Forever Plaid, Flanagan's Wake and Musical, the Musical. The Royal George Theatre is a fee property. Also, in March 1999, the Company entered into an agreement to license the use of the Marines Theater in San Francisco through May 2001. The Company is also investigating a number of additional venues in major theater markets.

      In December 1998, the Company entered into an Agreement in Principle to acquire three "Off Broadway" venues in Manhattan for approximately $10 million, to be paid in Reading Entertainment Common Stock, priced at $9.00 per share. Two of these theaters, the Minetta Lane and the Orpheum, are fee properties. The third theater, the Union Square, is a leased property. It is currently anticipated that this transaction will close in the second quarter of 1999.

      It is anticipated that theaters will be booked and managed by Union Square Management, Inc. , a live theatre management company specializing in the booking and management of "Off Broadway" style live theatres. The principal shareholder and executive officers of Union Square Management, Inc., Alan Schuster, has more than 20 years experience in this business.

      Although the Company is a new entrant into the live theater business, the Company's Chairman of the Board of Directors, James J. Cotter, has been involved in live theater for a number of years. The Company intends to focus, at least initially, principally on the bricks and mortar or real estate based elements of the business and not on the staging or production of plays to be shown at its theaters. Where possible, the Company intends to purchase, rather than to lease or license, such venues. Competition will likely come from owners of existing live theater venues in the cities identified by the Company as good theater markets.

Financial Information Relating to Industry Segments and Foreign and Domestic Operations

      See Note 3 to the Consolidated Financial Statements contained elsewhere herein.

The Reorganization and Stock Transactions

      In October 1996, Reading reorganized under a new Delaware holding company, Reading Entertainment, Inc. (the "Reorganization"). In the Reorganization, each outstanding share of Reading common stock was, in effect, converted into a share of Reading Entertainment common stock. As a result of the Reorganization, the law of Delaware controls the internal corporate affairs of the Company. Prior to the Reorganization, the law of Pennsylvania controlled such matters.

      Immediately after the Reorganization, Reading Entertainment issued common stock and preferred stock in exchange for cash and other assets valued at approximately $93.4 million increasing shareholder's equity from approximately $69 million to approximately $156 million (the "Stock Transactions"). In the Stock Transactions, Reading Entertainment issued to Citadel Holding Corporation 70,000 shares of Series A Voting Cumulative Preferred Stock (the "Series A Preferred Stock"), and granted to Citadel the option to sell its assets to the Company on certain terms, in exchange for $7 million in cash. Reading Entertainment issued to Craig Corporation 550,000 shares of Series B Voting Cumulative Preferred Stock (the "Series B Preferred Stock") and 2,476,140 shares of Common Stock in exchange for 693,650 shares of Stater Bros. Preferred Stock, the 50% membership interest in Reading International LLC not previously owned by the Company, and 1,329,114 shares of Citadel Preferred Stock. The Citadel Preferred Stock was redeemed by Citadel in December 1996 for approximately $6.2 million. Stater Bros. Preferred Stock was repurchased by Stater Bros. in the third quarter of 1997 for approximately $73.9 million.

      The option right granted to Citadel to sell its assets to the Company is set forth in an Asset Put and Registration Rights Agreement. Under this Agreement, Citadel has the right (the "Asset Put Option"), exercisable at any time until 30 days after REI files its Annual Report on Form 10-K for the year ending December 31, 1999, to require REI to acquire substantially all of Citadel's assets, and assume related liabilities (such as mortgages), in exchange for shares of REI Common Stock. In exchange for up to $20 million in aggregate appraised value of Citadel assets, REI is obligated to deliver to Citadel that number of shares of REI Common Stock determined by dividing the value of the Citadel assets by $12.25. If the appraised value of the Citadel assets is in excess of $20 million, REI is obligated to pay for the excess over $20 million by issuing Common Stock at the then fair market value of such stock. REI is not obligated to acquire more than $30 million of assets.

      The Series A and Series B Preferred Stock (collectively, the "Convertible Preferred Stock") have stated values of $7 million and $55 million, respectively. Holders of each series of the Convertible Preferred Stock are entitled to cast 9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to shareholders of REI. Each share of Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $11.50, and each share of Series B Preferred Stock is convertible into shares of Common Stock at a conversion price of $12.25, each subject to adjustment on certain events, at any time after April 15, 1998. The shares of Series A Preferred Stock may also be converted after a change in control. REI has the right to require conversion of the Series A Preferred Stock if the average market price of the Common Stock over a 180-calendar day period exceeds $15.525. REI granted certain registration rights to Citadel with respect to the shares of Common Stock, issuable on conversion of the Series A Preferred Stock and the Asset Put Option.

      Citadel has the right during the 90 day period beginning October 15, 2001, or in the event of a change of control of the Company, to require the Company to repurchase the Series A Preferred Stock at its stated value plus accrued and unpaid dividends plus, in the case of a change of control, a premium. In addition, if REI fails to pay dividends on the Series A Preferred Stock for four quarters, Citadel may (after April 15, 1998) require REI to repurchase the Series A Preferred Stock. Also, REI has certain rights to redeem the Convertible Preferred Stock at its option. Due to the redemption provisions, the Series A Preferred Stock is not included as a component of Shareholders' Equity in the Consolidated Balance Sheet and is separately categorized as "Preferred Stock."

Item 2. Properties

Executive and Administrative Offices

The Company leases approximately 25,000 square feet of office space located in Philadelphia, Manhattan and Los Angeles in the United States, Melbourne and Sydney, in Australia and in San Juan, Puerto Rico. The space is typically held under lease having remaining terms of less than three years.

Non-Entertainment Properties

      Center City Philadelphia Properties

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

      Domestic Partnership Properties

      S.R. Developers: A subsidiary of the Company is a general partner in S.R. Developers, a partnership which owns one property in center city Philadelphia.

      Parametric Garage Associates: A subsidiary of the Company is a general partner in Parametric Garage Associates, a partnership which owns the 750-car Gallery II Parking Garage (the "Garage"). The Garage is adjacent to the Pennsylvania Convention Center Complex. The Company has primary responsibility for the leasing and management of 19,000 gross rentable square feet of retail space on the ground level of the Garage.

      Other Domestic Non-Entertainment Real Estate

      When the Company's railroad assets were conveyed to Conrail, the Company retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey. Approximately 11 parcels and rights-of-way located outside of center city Philadelphia are still owned by the Company. The parcels consist primarily of vacant land and buildings, some of which are leased.

      Reading Australia

      In December 1995, Reading Australia acquired a 50 acre site in a suburban area outside of Melbourne. Reading Australia had intended to build a multiplex theater on this site but the Minister for Planning and Local Government has intervened to negate certain permits which were in place at the time the land was acquired. The Company believes that the site has value as an assemblage for other uses, even if it is unable to develop the site as a theater.

Entertainment Properties

      Leasehold Interests

      The Company currently leases approximately 280,375 square feet of completed theater space in the mainland United States, Puerto Rico and Australia as follows:

                         Aggregate           Approximate Range of Terms
                      Square Footage            (including renewals)
                      --------------         --------------------------
United States              90,850                      10-40
Puerto Rico               135,490                   15-40 years
Australia                  54,035                      29-40

      In addition, the Company has signed leases or agreements to lease with respect to additional to-be-built theater space of 46,000 square feet in the U.S., 50,000 square feet in Puerto Rico, and approximately 130,000 square feet in Australia. These leases have lease terms (including renewals) of forty to fifty years including renewal options and aggregate base rents totaling $4,670,000 in 1998.

      Fee Interests

      In Australia, the Company currently owns approximately 930,000 square feet of land comprised of five sites.

      In New Zealand, the company owns, or has the right and obligation to purchase, two parcels adjacent to the Wellington site described below under Joint Venture Interests. The Company has granted to the owner of the remaining 50% interest in the Wellington site, the right to acquire a 50% interest in each of these two parcels, at a purchase price equal to 50% of the Company's cost basis in these parcels, plus carrying cost and interest at prevailing bank rates, currently approximately 6.5%. The Company also owns a 678,100 square foot parcel in Takanini, which it also intends to develop as an entertainment center, subject to obtaining the necessary land use approvals.

      In the United States, the Company owns the fee interest in the Royal George Theatre, a 30,000 square foot, four auditorium live theatre office and restaurant complex located in Chicago, Illinois. Also, the Company has an Agreement in Principle to acquire the fee interests in the Minetta Lane and Orpheum Theatres in Manhattan, New York. Upon the closing of its Agreement in Principle to lease four Manhattan cinemas, the Company will also hold the option to acquire the fee interests underlying two of the cinemas.

      Joint Venture Interests

      Reading Australia owns a 50% joint venture interest in a shopping center located on leased land in the Melbourne area of Victoria, which it currently anticipates redeveloping such facility as an entertainment center, and a 66% joint venture interest in certain leased property in Melbourne which is currently being developed as a 5 screen multiplex cinema. In December, 1998, the shopping center joint venture entered into an agreement giving to it the right, subject to certain conditions, to acquire the land underlying the shopping center property. The joint venture's rights to acquire such fee interest is subject to the completion of certain improvements to that shopping center.

      In New Zealand, the Company has 50% tenant in common interests in three pieces of real property, totaling approximately 87,100 square feet. One of these parcels is improved with a cinema/restaurant complex. Another parcel is currently being redeveloped as a new multiplex cinema. The final parcel is a 76,900 square foot site located in downtown Wellington. The Wellington site is currently used as a parking lot, and was acquired by the Company in anticipation of development as an entertainment center.

Item 3. Legal Proceedings

Certain Shareholder Litigation

      In September 1996, the holder of 50 shares of Common Stock commenced a purported class action on behalf of the Company's minority shareholders owning Reading Company Class A Common Stock in the Philadelphia County Court of Common Pleas relating to the Reorganization and Stock Transactions. The complaint in the action (the "Complaint") named the Company, Craig, two former directors of the Company and all of the current directors of the Company (other than Gregory
R. Brundage and Robert F. Smerling) as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions), and the current and former directors of the Company breached their fiduciary duty to the minority shareholders in the review and negotiation of the Reorganization and Stock Transactions and that none of the directors of the Company were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of the Company and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in the Company was diluted by the transactions.

      In November 1996, plaintiffs filed an Amended Complaint against all of the Company's present directors, its two former directors and Craig. The Amended Complaint does not name the Company as a defendant. The Amended Complaint essentially restates all of the allegations contained in the Complaint and contends that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The Amended Complaint seeks unspecified damages on behalf of the alleged class and attorneys' and experts' fees. On December 9, 1997, the Court certified the case as a Class Action and approved the plaintiff as Class Representative.

      On April 24, 1997, plaintiff filed a purported derivative action against the same defendants. This action included claims substantially similar to those asserted in the class action and also alleged waste of tax benefits relating to the Company's historic railroad operating losses. The Company moved to dismiss this case for failure by the plaintiff to comply with the mandated procedures for bringing such an action. On January 23, 1998, the Court dismissed the derivative action. The dismissal of the derivative action does not affect the class action case, nor does it preclude reassertion to the claims contained in the derivative action.

      On September 28, 1998, the defendant of the Amended Complaint filed a motion for summary judgment. The motion was argued on February 5, 1999 and certain additional briefing was ordered by the court.

      Management believes that the allegations contained in the Amended Complaint are without merit and intends to vigorously defend the directors in the matter. The Company has Directors and Officers liability insurance and believes that the claim is covered by such insurance.

      Redevelopment Authority of the City of Philadelphia v. Reading

      On December 12, 1997, the Redevelopment Authority filed an action in the Philadelphia Court of Common Pleas which relates to the 1993 sale of the Headhouse property by Reading to the Authority. Plaintiff has alleged discovery of various contaminants -- asbestos, PCB's lead paint -- and alleges past and future clean-up costs in excess of $1,000,000. The action is based upon theories of contract and state environmental law. The Company has denied liability and intends to vigorously defend. It is the Company's opinion that the Authority's claim is meritless in that the Company adequately disclosed the condition of the property and expressly limited its representations made in connection with the sale.

      Other Claims

      The Company is not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

         Name                   Age     Position
         ----                   ---     --------

         James J. Cotter         61     Chairman of the Board of Directors

         S. Craig Tompkins       48     Vice Chairman and Director

         Robert F. Smerling      64     President and Director

         John Rochester          55     Chief Executive Officer, Australian
                                        Cinemas Operations and Reading Australia

         James A. Wunderle       46     Executive Vice President, Chief
                                        Financial Officer and Treasurer

         Neil Sefferman          52     Vice President, Film

         Charles S. Groshon      45     Vice President, Finance

         Ellen M. Cotter         33     Vice President, Business Affairs

         David J. Brown          32     Controller

      Mr. Cotter has been Chairman of the Board of Directors since December 1991, Chairman of the Company's Executive Committee since March 1993 and a director since September 1990. Mr. Cotter has been Chairman of the Board of Craig since 1988 and a director since 1985. Mr. Cotter has been a director and the Chairman of the Board of Citadel since 1991. Mr. Cotter is the Chairman and a director of Citadel Agricultural Inc., a wholly owned subsidiary of Citadel ("CAI"); the Chairman and a member of the Management Committee of each of the agricultural partnerships which constitute the principal assets of CAI (the "Agricultural Partnerships"); and the Chairman and a member of the Management Committee of Big 4 Farming, LLC, a consolidated subsidiary of Citadel. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987, Executive Vice President and a director of The Decurion Corporation (motion picture exhibition) since 1969 and a director of Stater and its predecessors since 1987. Mr. Cotter is the Managing Director of Visalia, LLC, which holds a 20% interest in each of the Agricultural Partnerships. Mr. Cotter is a director and Executive Vice President of Pacific Theatres, a wholly-owned subsidiary of Decurion. Mr. Cotter also has a fifty percent ownership in Sutton Hill Associates, a partnership affiliated with City Cinemas. (See Item 13 contained elsewhere herein.)

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

      Mr. Tompkins has been Vice Chairman since January 1997. Mr. Tompkins has been a Director of the Company since March 1994 and was President of the Company from March 1994 through December 1996. Mr. Tompkins is also President and Director of Craig and has served in such positions since March 1, 1994. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins has been a director of Citadel since May 1994 and a director of G&L Realty Corp., a New York Stock Exchange listed REIT (Real Estate Investment Trust), since December 1994 and currently serves as the Chairman of that company's Audit and Strategic Planning Committees. Since July 1995, Mr. Tompkins has been the Vice Chairman of Citadel, and currently serves as that company's Secretary/Treasurer and Principal Accounting Officer. Mr. Tompkins is also President and a Director of CAI, a member of the Management Committee of each of the Agricultural Partnerships and of Big 4 Farming LLC, and serves for administrative convenience as an Assistant Secretary of Visalia, LLC, and Big 4 Ranch, Inc. (a partner with CAI and Visalia, LLC in each of the Agricultural Partnerships).

      Mr. Rochester has been Chief Executive Officer of Reading Australia since November 1995. From 1990 through 1995, Mr. Rochester was the Managing Director of Television & Media Services Ltd. (formerly Hoyts Entertainment Ltd.). He also served in several other executive offices for that organization since 1987.

      Mr. Sefferman joined the Company in October 1998 and has been Vice President, Film since December 1998. Prior to joining the Company, Mr. Sefferman served as a film buyer with United Artists Theatre Co. from 1996 to 1998 and prior there to served as Executive Vice President of K.B. Theaters, Inc. for five years.

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

      Ms. Cotter has been the Vice President, Business Affairs of the Company since March 1998. Prior thereto, Ms. Cotter held the same position with Craig from August 1996. Prior thereto, she was an attorney specializing in corporate law with White & Case, a New York-based law firm. Ms. Cotter is the daughter of Mr. James J. Cotter.

      Mr. Brown has been the Controller of the Company since July 1998. Prior, thereto, he was with Ernst & Young LLP for nine years, most recently in the position of Senior Manager.

      The Company receives consulting services from the following individual; a full-time employee of an affiliated company, Citadel:

      Mr. Wesson has been the President and Chief Executive Officer of CHC since August 1994. Prior to his employment by Citadel in 1993, Mr. Wesson was the Chief Executive Officer of Burton Properties Trust Inc., the U.S. real estate subsidiary of The Burton Group PLC, from 1989. Reading owns 23.5% of the outstanding Common Stock of CHC, and receives real estate consulting services from Citadel pursuant to an agreement with that company.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock Summary

      The following table sets forth the high and low prices of REI common stock as reported on the NNM. REI Common Stock also trades on the Philadelphia Stock Exchange.

                                            1998

        Quarter       1st          2nd                3rd             4th
        -------       ---          ---                ---             ---
        High        13 3/4        15                  13               9 1/8

        Low         11 3/4        11 1/2               8               7

                                            1997

        Quarter       1st          2nd                3rd             4th
        -------       ---          ---                ---             ---
        High        10 7/8        11 3/4            12 1/2          14 1/2

        Low          9 3/4        10 7/8            11 1/8          12 5/16

      On March 25, 1999, the high, low and closing prices for REI common stock on the NNM were, $7 3/4, $7 1/2, $7 3/4, respectively. On March 25, 1999, there were approximately 1,000 shareholders of record of REI common stock, which amount does not include individual participants in security position listings.

      REI has not paid any dividends on the common stock. The Company's Board of Directors does not intend to authorize payment of dividends on the common stock in the foreseeable future. Holders of the Convertible Preferred Stock are entitled to receive quarterly cumulative dividends at the annual rate of $6.50 per share of Series A Preferred Stock and $6.50 per share of Series B Preferred Stock, in each case before any dividends (other than dividends payable in common stock) are paid to the holders of the common stock.

      On October 15, 1996, REI issued the Convertible Preferred Stock to Craig and Citadel. See Item 1 - Business - The Reorganization and Stock Transactions. The Convertible Preferred Stock was offered and sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a non-public offering to a limited number of persons.

Item 6. Selected Financial Data

      The following table sets forth certain historical consolidated financial information for the Company. This table is based on, and should be read in conjunction with, the Consolidated Financial Statements included elsewhere herein and the related notes thereto.

(In thousands except per share information)

Year ended December 31,                       1998(1)       1997(2)       1996(3)       1995         1994(4)
-----------------------------------------------------------------------------------------------------------
Revenues                                     $38,448       $36,288       $22,944      $17,632       $10,911
-----------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common
shareholders                                ($6,728)      ($1,354)        $6,092       $2,351      ($1,652)
===========================================================================================================

Earnings per share information:
-----------------------------------------------------------------------------------------------------------
Basic (loss) earnings per share               ($.90)       ($0.18)         $1.11         $0.47      ($0.33)
===========================================================================================================

Diluted (loss) earnings per share             ($.90)       ($0.18)         $1.02         $0.47      ($0.33)
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
                December 31,                    1998          1997          1996         1995          1994
-----------------------------------------------------------------------------------------------------------
Total assets                                $172,287      $178,012      $181,754      $75,544       $72,716
Redeemable preferred stock                     7,000         7,000         7,000          -0-           -0-
Shareholders' equity                        $142,372      $150,485      $155,954      $68,712       $66,086
===========================================================================================================

(1) Includes the results of three new cinemas which were opened during the year.

(2)   Includes the results of five new cinemas which opened during the year.

(3) Includes the results of Citadel from March 30, 1996, the acquisition of the NY Angelika from August 28, 1996, and the Stock Transactions from October 16, 1996.

(4) Results of operations of CineVista have been included since its acquisition effective July 1, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Since 1993, the Reading has been principally engaged in the "Beyond the Home" or real estate based segment of the entertainment industry. Over the past five years, Reading has reviewed and pursued a number of cinema acquisition opportunities. The Company has attempted to concentrate efforts on markets which, in the view of management, offer better potential returns than the exhibition of conventional film product in the highly competitive United States market. These markets have included Australian, New Zealand and Puerto Rican markets for conventional film exhibition and the United States market for upper end art and foreign film.

     This development oriented approach has meant that a longer period of time has been required to convert Reading's cash and cash equivalent assets into income producing assets than would have been the case if Reading had acquired existing cinemas. It has also meant that Reading has had significantly higher General and administrative expenses, as a percentage of revenues, than would a mature cinema exhibition company, or a company not actively involved in long term real estate development. In addition, the Company has retained most of the senior executive staff needed to carry the Company through its development phase and to operate the Company's cinema and real property assets, even though most of the Company's screens are currently in development and are not anticipated to be producing material income in the next year.

     At the end of 1998, Reading, either directly or through its various joint venture relations, had 98 screens in operation. Based solely upon the development of locations under development as to which the Company has signed letters of intent, leases, or current ownership of the land, this number should increase to approximately 200 screens by the end of 1999.

     The Company believes that this strategy will ultimately result in greater profitability and better long term returns (including both operating profits from exhibition and long term gains from real estate development), than would the purchase of an existing cinema circuit. This is particularly true given the significant number of obsolete cinemas held by most of the circuits which have been offered for sales in recent periods. However, this strategy will also necessarily mean lower reported profits in the initial periods until operating revenues increase to cover General and administrative expense, and until the long term rewards of real estate ownership are realized.

     The Company has begun the development of circuits in Australia and New Zealand. At the end of 1998, Reading Australia had four cinemas with 21 screens. Reading Australia anticipates adding an additional six cinemas with 50 screens in 1999, for a total of 71 screens. Reading New Zealand has entered into a joint venture with an experienced operator. That joint venture now operates two modern multiplex theatres in the Auckland area, and has a third cinema under construction, which is scheduled to open in 1999.

     In Australia and New Zealand, the Company is attempting to take advantage of the foot traffic generated by a successful multiplex theater by developing entire entertainment centers. These centers typically include a state-of-the-art multiplex cinema, complementary restaurant and retail uses, and convenient parking, all on land owned by the Company. Due to the competition for suitable cinema sites, and the Company's view that currently attractive markets in Australia and New Zealand will likely be developed in a relatively short period of time, the Company has attempted to maximize the number of potential cinema locations by purchasing or otherwise acquiring rights to acquire a number of entertainment center sites over the past 24 months. This has adversely effected short term profitability, as significant amounts have been invested in undeveloped land, or land which is otherwise not currently income producing. However, it has given the Company a level of assurance that it will have the sites available to it needed to execute its business plan for Australia and New Zealand.

     To date, the Company's development activities have been funded with cash resulting, in large part, from the disposition of Reading's historic rail road and operating businesses, and from the disposition of the Stater Bros. Preferred Stock and Citadel Preferred Stock acquired by Reading in the l996 Stock Transactions. A significant portion of this cash (approximately $24,883,000) has gone from interest earning cash balances and short term investments to non-income producing property which is currently under development or held for development. The Company's assets remain largely unencumbered. It is clear, however, that the Company will need to borrow funds in order to complete its currently planned buildout and development projects. Reading believes that it should be able to raise the capital needed to fund its build-out, as currently staged over the remainder of 1999, 2000 and 2001.

     In 1998, the Company determined to expand its Beyond the Home entertainment activities from cinemas into live theater. During the latter portion of that year, Reading entered into agreements to purchase seven live theaters. Three of these theaters are in Manhattan: the Minetta Lane, Orpheum and Union Square. The remaining four are located in a single complex, the Royal George, in Chicago. All of these theatres feature smaller "Off Broadway" type plays.

     The acquisition of the Royal George theater in Chicago was completed in March 1999. It is anticipated that the acquisition of the Manhattan theaters will close in the second quarter of this year. In addition, Reading recently entered into an agreement giving it the right, through May 2001, to present plays at the Marines Theatre, in San Francisco. Accordingly, the Company anticipates booking eight live theatres in three major metropolitan areas by mid 1999.

      Results of Operations

      Due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities, the effect of litigation awards and settlements, a recapitalization of the Company (the "Stock Transactions") in the fourth quarter of 1996, the timing of new cinema openings and acquisitions, and the long term nature of the Company's real estate development activities, historical revenues and earnings have varied significantly. The Company's entertainment center developments are for the most part in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty-four months from the time that all development approvals have been secured and construction commenced. It is anticipated that one of the Company's 7 entertainment center projects currently under development will open late in 1999. Accordingly, General and administrative expenses related to such real estate development activities will not be supported by operating income in the near term. Further, although the Company's cinema operations are anticipated to expand significantly during 1999, the Company anticipates operating at a loss in 1999, since many of the new cinemas are not expected to commence operations until the fourth quarter of 1999 and most of the Company's real estate activities will continue in the development stage. In addition, "Interest and dividend" revenues will decrease as the Company deploys its cash and cash equivalents in its real estate and cinema development projects. Management believes that historical financial results are not necessarily indicative of future operating results.

      The following summarizes cinema activity for the three years ended December 31, 1998 and anticipated 1999 additions:


                            Total Cinemas    Total Screens     Location
      -----------------------------------------------------------------------
      CineVista
      1995
           January                6               36
           December               7               44         Humacao
      1997
           March                  8               50         Mayaguez
           May                    8               48         Homigueros(1)
      1998
           February               7               44         Homigueros(1)
           February               7               42         San Juan(2)
           June                   8               50         Homigueros(1)
           September              7               44         Bayamon(3)

      1999 (Projected)
           Second quarter         6               40         Cayey
           Fourth quarter         7               52         Carolina
      Domestic Cinemas
      1996
           January 1              0                0
           August                 1                8         Soho, New York

--------

    (1) CineVista replaced an existing six screen cinema in Homigeros with a newly constructed 8 screen cinema which opened in June 1998. In order to accommodate the construction of the new cinema, two screens were closed at this location in May 1997. The remaining four screens were closed in January 1998.

    (2) Two Screens were closed at this San Juan location where CineVista continues to operate eight screens.

    (3) A location in Bayamon was damaged by hurricane Georges. In the fourth quarter of 1998 CineVista determined that it would not reopen this six-screen cinema.

                      Total Cinemas  Total Screens         Location
--------------------------------------------------------------------------------
1997
     December               2             16       Houston, Texas
     December               3             21       Minneapolis, Minnesota
1998
     November               4             24       Sacramento, California
1999 (Projected)
     Second Quarter(1)      11            46       New York City
     Second Quarter         12            64       Manville, Buffalo

Reading Australia
1996
     December               1              6       Townsville
1997
     July                   2             10       Bundaberg
     November               3              6       Mandurah
1998
     November               4             21       Market City
1999 (Projected)
     Second Quarter         5             26       Dubbo
     Fourth Quarter(2)      10            71       Grovedale, Harbourtown,
                                                   Elsternwick, Belmont, Redbank
Reading New Zealand(3)
1998
     June                   2              9       Mission Bay, Whangaparoa
1999 (Projected)
     Fourth Quarter         3             13       Takapuna

      In March 1999, the Company acquired the Royal George Theatre, a four stage live theater located in Chicago. In addition, the Company anticipates acquiring three "Off Broadway" live theaters in Manhattan pursuant to the Theater Transactions(1) and entered into a license agreement to operate a live theater in San Francisco.

Revenue

      Theater Revenue is comprised of Admissions, Concessions and Advertising, and other revenues from the Company's cinema operations and totaled the amounts set forth below in each of the three years ended December 31, 1998, inclusive of minority interests where applicable:

--------

    (1) In December 1998, the Company entered into an Agreement in Principle to lease and operate the cinemas constituting the City Cinemas Circuit located in Manhattan and to acquire three live "Off Broadway" theaters (the "Theater Transaction") also located in Manhattan. Pursuant to the Agreement in Principle, the Company will also acquire the 16.7% interest in AFC not already owned by it and certain management rights with respect to three other cinemas located in Manhattan (the acquisition of the cinemas, the management rights and the minority interest in AFC are collectively referred to as the "Cinema Transactions"). In addition to the six-screen AFC, the Company will operate a total of 16 screens in four locations and manage an additional six screens in three locations upon conclusion of the Cinemas Transactions (See Note 4 to the Consolidated Financial Statements contained elsewhere herein).

    (2) Includes ten-screen cinema located in an entertainment center.

    (3) New Zealand cinemas are 50% owned by the Company.

                        1998                1997                1996
                  -----------------  ------------------  ------------------
Cine Vista              $16,210,000         $15,186,000         $15,523,000
Domestic Cinemas         11,134,000           7,978,000           2,713,000
Australia                 6,212,000           3,820,000                 -0-
                  -----------------  ------------------  ------------------
                        $33,556,000         $26,984,000         $18,236,000
                  =================  ==================  ==================

      CineVista's Theater Revenues increased approximately $1,024,000 or 6.7% to $16,210,000 in 1998 from $15,186,000 in 1997, primarily as a result of more favorable film product in the first quarter of 1998. The increase in Theater Revenues is net of a decrease of approximately $279,000 resulting from the closing of eight screens as outlined above in 1997 and 1998, offset in part by increased revenues associated with a full year of operations from a six-screen cinema open in March 1997 and an eight-screen cinema which opened in June 1998.

      CineVista's Theater Revenues decreased $337,000 or 2.2% to $15,186,000 in 1997 from $15,523,000 in 1996 due primarily to the competitive effect of a competitor's addition of two new multiplex cinemas in the San Juan metropolitan market (which cinemas opened in July 1996 and January 1997), the closing of four screens at one existing location in 1997 in order to begin construction of an eight-screen cinema at the same location, offset somewhat by Theater Revenues realized from a new six-screen cinema, which commenced operations in March 1997.

      Domestic Cinemas Theater Revenues increased approximately $3,156,000 to $11,134,000 in 1998 from $7,978,000 in 1997 due in part to new cinema openings. The Company opened a new eight-screen, 31,700 square foot cinema and cafe complex in Houston, Texas (the "Houston Angelika") and acquired a five-screen cinema located in Minneapolis, Minnesota (the "St. Anthony") in December 1997. The Company also acquired the lease on an existing three-screen cinema in Sacramento, California (the "Tower Theater") in November 1998. Theater Revenues from this cinema were not material in 1998.

      In 1996 the Company's Domestic Cinema contributed $2,713,000 in Theater Revenues (inclusive of minority interest) from August 28 through year end. Box office and concession revenues at this cinema in 1997 increased approximately 3.3% from the amount recorded for the full year of 1996 by such cinema (inclusive of results prior to the Company's acquisition of the cinema).

      Theater Revenues from Australian operations increased $2,392,000 or 62.6% to $6,212,000 in 1998 from $3,820,000 in 1997. The increase from the prior year includes the effect of a full year of operation of a four-screen cinema located in Bundaberg, Victoria (the "Bundaberg Cinema") which was purchased in July 1997 for approximately $1,600,000 and a six-screen cinema located in Mandurah, Western Australia (the "Mandurah Cinema") which opened in November 1997. Reading Australia's first cinema located in Townsville, Queensland (the "Townsville Cinema") was open throughout each of the respective periods. In November 1998, the Company opened a five-screen cinema in Sydney, Australia (the "Market City Cinema") which operates under a management contract; Theater Revenues from this cinema were not material in 1998.

      The Company opened the Townsville Cinema at the end of December 1996. Revenues from the new cinema were not material in 1996 and were not included in the consolidated financial results of the Company in 1996. The 1997 Theater Revenues reflect a full year of operation at the Townsville Cinema, as well as the results of Bundaberg and Mandurah cinema operations from the above-mentioned commencement dates.

      The Company commenced cinema operations in New Zealand in 1998 through a 50% joint venture which operates 9 screens at two locations. The Company records the results of such operations under the equity method of accounting, and therefore does not include the revenues of such operations in its Theater Revenues (See Equity in (Loss) earnings of affiliates below).

      Real Estate revenues include rental income and the net proceeds of sales of the Company's domestic real estate. Reading Australia did not have material revenues relating to its real estate entertainment development activities. Real estate revenues were $373,000, $180,000 and $543,000 in 1998, 1997, and 1996,
respectively. Rental income in 1996 included $289,000 from rentals on leased equipment. The Company does not anticipate recognizing additional income from the leasing transaction until the residual value of the leased equipment is realized in 2002. (See Note 5 to the Consolidated Financial Statements included elsewhere herein.) Gains on sale of domestic real estate were not material in any of the three years ended December 31, 1998, 1997, and 1996. The Company has approximately 25 parcels and rights-of-way remaining from its historic railroad operations, many of which are of limited marketability. Future domestic real estate revenues may increase as larger properties are sold. However, management believes that most of the properties held for sale will be liquidated within the next one to two years.

      During 1997 the Company recorded $5,877,000 as "Earnings from Stater preferred stock investment" as a result of Reading Australia's sale of its holdings of Stater Bros. Holdings Series B Preferred Stock (the "Stater Preferred Stock"). In addition to income of $4,490,000 from accrued dividends on the Stater Preferred Stock, the Company recorded a gain of $1,387,000 reflecting the difference between the stated value of the Stater Preferred Stock ($69,365,000) and the carrying value thereof of $67,978,000 (98% of stated value).

      "Interest and dividend" revenues (exclusive of those from the Stater Preferred Stock) were as follows in each of the three years ended December 31, 1998, 1997, and 1996:

               1998                  1997                 1996
               ----                  ----                 ----
            $4,519,000            $3,247,000           $2,788,000

      "Interest and dividend" revenues increased $1,272,000 or 39.2% in 1998 primarily as a result of the investment of the proceeds received from the redemption of the Stater Preferred Stock in money market investments. The average yield on such investments was approximately 5.5% for the year ended December 31, 1998. The increase in "Interest and dividend" revenue between 1997 and 1996 was due primarily to higher average balances of investable funds in the fourth quarter of 1997 from the proceeds of the Stater Preferred Stock sale. "Interest and dividend" income are anticipated to decrease in future years as the Company's balance of liquid funds are deployed in cinema and entertainment center development projects.

Expenses

      "Theater costs", "Theater concession costs", and "Depreciation and amortization" (collectively "Theater Operating Expenses") reflect the direct theater expenses associated with the Company's cinema operations and totaled the amounts set forth below in each of the three years ended December 31, 1998, inclusive of minority interest where applicable.

                         1998                  1997                  1996
                   -----------------    ------------------    ------------------
Cine Vista               $14,897,000           $14,490,000           $14,088,000
Domestic Cinemas           9,475,000             5,989,000             2,137,000
Australia                  5,286,000             3,664,000                11,000
                   -----------------    ------------------    ------------------
                         $29,658,000           $24,143,000           $16,236,000
                   =================    ==================    ==================

      CineVista Theater Operating Expenses increased approximately $407,000 or 2.8% to $14,897,000 in 1998 from $14,490,000 in 1997 due primarily to increases in expense items which vary in proportion to Theater Revenues, offset by a net decrease in Theater Operating Expenses of $1,283,000 from the closing of eight screens during the periods offset by the effect of opening eight screens in June 1998.

      CineVista Theater Operating Expenses increased approximately $402,000 to $14,490,000 in 1997 primarily as a result of the additional expenses of operating a new location subsequent to March 1997.

      Domestic Cinemas Theater Operating Expenses increased approximately $3,486,000 or 58.2% to $9,475,000 in 1998 from $5,989,000 in 1997 primarily as a result of the inclusion of a full year of operations of the Houston Angelika and the St. Anthony and startup costs associated with the Tower Theater from November through year end.

      Domestic Theater Operating Expenses increased $3,852,000 to $5,989,000 in 1997 from $2,137,000 in 1996, due primarily to operating expenses associated with a full year of operations of the NY Angelika.

      Theater Operating Expenses from Australian operations increased $1,622,000 to $5,286,000 in 1998 from $3,664,000 in 1997. The increase is primarily due to the inclusion of a full year of operations from the Bundaberg and Mandurah Cinemas. Theater Operating Expenses as a percentage of Theater Revenues remained constant throughout the period.

      "General and administrative" expenses, without consideration of intercompany management fees, were as follows in each of the years presented:

                         1998                 1997                  1996
                   -----------------    -----------------    ------------------
CineVista               $  1,292,000           $  767,000          $  1,050,000
Domestic Cinemas             597,000              645,000               165,000
Australia*                 3,739,000            3,714,000             2,804,000
New Zealand**                176,000                  -0-                   -0-
Other                      4,453,000            4,611,000             3,087,000
                   -----------------    -----------------    ------------------
Total                   $ 10,257,000          $ 9,737,000           $ 7,106,000
                   =================    =================    ==================

      * $3,021,000 of such amount relates to Reading Australia's real estate development segment.

      ** All relates to Reading New Zealand's real estate development segment.

      CineVista's "General and administrative" expenses increased approximately $525,000 or 68.4% to $1,292,000 in 1998 from $767,000 in 1997, primarily as a result of $413,000 of charges related to the closing of four screens in the first quarter of 1998, and a charge relating to the Company' election not to rebuild a six-screen cinema in the fourth quarter of 1998 which had been damaged by Hurricane Georges. The first quarter charge was comprised of a $395,000 loss on leasehold improvements, net of a reversal of a $230,000 provision for deferred rent. The fourth quarter charge was comprised of a $336,000 loss on leasehold improvements net of a $88,000 gain on the cancellation of a capital lease obligation.

      CineVista's "General and administrative" expenses decreased approximately $283,000 or 27.0% to $767,000 in 1997 from $1,050,000 in 1996, due primarily to certain reclassification of salary expenses and a reduction in professional fees of $70,000.

      "General and administrative" expenses associated with the Domestic Cinemas include $488,000, $370,000, and $43,000 in 1998, 1997, and 1996, respectively, of management fees to City Cinemas with respect to the management of the Domestic Cinemas. (See Note 3 to the Consolidated Financial Statements contained elsewhere herein.) "General and Administrative" expenses decreased $48,000 or 7.4% to $597,000 in 1998 from $645,000 in 1997, primarily due to decreased professional fees associated with the NY Angelika and decreased travel expense which were incurred in 1997 relating to the opening of the Houston Angelika and the St. Anthony cinemas, offset by the increased management fees.

      "General and Administrative" expenses from Australian operations of $3,739,000 in 1998 were comparable to $3,714,000 in 1997, resulting from a decrease in the write-off of Property Development costs related to project abandonments of $755,000, offset by increased payroll costs, professional fees, office expenses, and carrying costs of land held for development, all of which are associated with the continued expansion of cinema operations and development activities in Australia.

      "General and administrative" expenses from Australian operations increased $910,000 or 32.5% to $3,714,000 in 1997 from $2,804,000 in 1996. The principal components of this increase include an increase in Property Development costs of $650,000 ($650,000 recorded in 1996 and $1,300,000 in 1997) which were written off due to project abandonments or reconfiguration, third party theater management fees of $185,000 and increased office, salary, and related overhead expenses resulting from an expansion of Australia's cinema operations and entertainment center development activities.

      Other "General and Administrative" expenses decreased $158,000 or 3.4% to $4,453,000 in 1998 from $4,611,000 in 1997, primarily from the inclusion in 1997 of bonus expense of $475,000 for a bonus paid to the Company's Chairman of the Board of Directors and a $110,000 investment banking fee paid to the Company's former Corporate Secretary, offset by an increase in 1998 in non-capitalizable development costs associated with its Domestic Cinema development activities of approximately $140,000 and an increase in travel expenses of approximately $149,000 related to increased Domestic Cinema development activities.

      Other "General and administrative" expenses increased $1,524,000 or 31.6% to $4,611,000 in 1997 from $3,087,000 in 1996, primarily as a result of the aforementioned bonus and investment banking expenses incurred in 1997, increased salary expense and salary-related expenses of approximately $370,000 due to an expansion of cinema development and operating personnel and increased professional fees of approximately $200,000 relating primarily to domestic cinema development activities.

Equity in Earnings of Affiliates

      "Equity in earnings of affiliates" include earnings from the Company's investment in Citadel, BRI, the Whitehorse Property Group ("WPG") and two New Zealand joint ventures ( the "NZ JV's"). The investments in WPG and the NZ JV's were made in the fourth quarter of 1997 and second quarter of 1998, respectively, and the Company received its initial investment in BRI in December 1997 (See Note 5 to the Consolidated Financial Statements included elsewhere herein). In 1998, 1997, and 1996 "Equity in earnings of affiliate" were $1,070,000, $298,000, and $1,526,000, respectively. The earnings of $1,070,000 recorded in 1998 is comprised primarily of $1,390,000 earnings realized representing the Company's share of Citadel's net income for the year ($5,688,000) offset by a $346,000 loss representing the Company's share of BRI's net loss for the year and reduces the Company's carrying value of its investment in BRI to $0 at December 31, 1998. In 1998, Citadel's earnings included an income tax benefit of approximately $4,828,000 resulting pricipally from a reversal of previously reserved deferred tax assets offset in part by a $990,000 loss representing Citadel's share of the loss of certain agricultural partnerships which were accounted for under the equity method (See Item 13 contained elsewhere herein). In 1997 Citadel's net income totaled $1,575,000 and the Company realized "Equity in earnings of affiliates" of $298,000. The Company's share in the results of WPG and BRI were not material in 1997. In 1996, Citadel's earnings include a nonrecurring gain on sale of real estate of $1,473,000 and nonrecurring income of $4,000,000 from the recognition, for financial statement purposes, of previously deferred proceeds from the bulk sale of loans by a previously owned subsidiary of Citadel.

Other (Expense) Income

      "Other (expense) income" totaled ($642,000), $1,531,000, and $4,327,000 in the three years ended December 31, 1998, 1997, and 1996, respectively. Other expense in 1998 is primarily comprised of losses on foreign currency derivative contracts. (See "Currency Transactions" below.) The Company does not presently have any foreign currency derivative contracts.

      In 1997 "Other income" included $615,000 which REI received from Stater in return for REI's one-year non-compete agreement, $260,000 from a third party as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods, $490,000 of income realized upon settlement of certain litigation relating to a discontinued subsidiary's operations, and a $220,000 gain from currency transactions.

      The principal components of "Other income" in 1996 included $3,479,000 in litigation settlements and a $941,000 gain from the redemption of the Company's Citadel Series B Preferred Stock.

Minority Interest

      Minority interest in income of $343,000 in 1998 included a provision for $306,000 representing a 16.67% minority interest in one of the Company's Domestic cinema's income and a provision for $37,000 representing a 25% minority interest in one of the Company's Australian cinema's income.

      Minority interest in income of $196,000 in 1997 includes a provision for $238,000 for the 16.67% minority interest in the above-referenced Domestic Cinema's income less $42,000 representing the 25% minority interest in the above-referenced Australian cinema's loss. Minority interest in the loss of $321,000 in 1996 included Craig's $388,000 share of Reading International's loss for the period prior to the Company's acquiring 100% ownership offset by $67,000 of the minority share in the above referenced Domestic Cinema's income.

Income Tax Provision

      Income Tax expense in 1998 totaled $986,000 consisting of an accrual for foreign withholding taxes of $786,000, which will be paid if certain intercompany loans are repaid, $122,000 of Federal Alternative Minimum Tax ("AMT"), and state taxes of $78,000. (See Note 11 to the Consolidated Financial Statements contained elsewhere herein.)

      Income Tax expense in 1997 totaled $1,067,000 consisting of $146,000 AMT, an accrual for foreign withholding taxes of $698,000, state taxes of $223,000. The income tax benefit in 1996 included the $3,957,000 benefit associated with a reversal of the tax asset valuation allowance, described below, offset by AMT of $2,195,000, an accrual for foreign withholding taxes of $446,000, and state taxes of $80,000.

Net (Loss) Income

      As a result of the above "Net (Loss) income" totaled ($2,406,000), $2,955,000, and $7,003,000 in 1998, 1997, and 1996, respectively.

Net (Loss) Income Applicable to Common Shareholders

      "Net (loss) income applicable to common stockholders" has been reduced by the 6.5% per annum dividend on the $62,000,000 of Convertible Preferred Stock outstanding since October 15, 1996 and amortization of the asset put option since October 15, 1996 (the period subsequent to the closing on the Stock Transactions). (See "The Stock Transactions" below.)

Currency Transactions

      During the fourth quarter of 1997, the Company entered into several foreign currency swaps and a currency forward position with a major bank. The agreements provided for the Company to receive $12,363,800 US dollars ("USD") in return for the delivery of $18,659,300 Australian dollars ("AUD") in January 1998. The value of the contracts at December 31, 1997 was established by computing the difference between the contractual exchange rates of the swap and forward positions (AUD/USD) and the exchange rates in effect at December 31, 1997 and an unrealized gain of $220,000 was recorded in 1997 from these transactions which gain has been included in "Other income."

      During the first quarter of 1998, the currency positions and extensions thereof matured and the Company recorded a loss which totaled approximately $670,000.

Liquidity and Capital Resources

     Since the Company determined to become principally involved in the Beyond the Home or real estate based segment of the entertainment industry in 1993, it has funded its development activities principally from cash derived from the disposition of its historic railroad assets and other operating interests. In 1996, in view of the substantial capital resources required to take advantage of the opportunities available to it in this industry, the Company acquired assets with a gross book value of $93,422,000 from a private placement of its equity securities. This increased the Company's shareholders equity by approximately $86,000,000.

     Although the Company still has little or no debt, the Company's cash assets are now, in essence, fully committed. A substantial portion of the Company's cash has been invested or internally committed to development projects which will not be generating income until the latter portion of 1999 or early 2000. In addition, approximately $32,949,000 has been invested in land, currently held for development as entertainment centers, and $6,400,000 has been invested in a 50 acre development site in Melbourne, which though initially acquired as an entertainment site, is now being reviewed for possible alternative development. These assets are, in large part, presently unencumbered. To the extent that assets are encumbered with mortgage debt, such debt exists primarily at the level of certain of the Company's unconsolidated affiliates, such as WPG. This decision to commit substantial resources to the acquisition of sites reflects the Company's view that the key to the successful penetration of the Australian market was the acquisition of a sufficient number of sites to assure the potential to develop a critical mass of cinema assets, and the need to acquire these sites before the major cinema operators in Australia could control the markets which will be serviced by these sites. The Company believes that this element of its business plan for Australia has been achieved.

     The Company believes that it has sufficient cash on hand to complete the projects and acquisitions currently slated for completion in 1999. This includes the anticipated addition of 50 screens in Australia (increasing the screen count in that market from 21 to 71 screens), 40 screens in the United States (increasing the screen count from 24 to 64 screens), 12 screens in Puerto Rico (increasing the screen count from 40 to 52 screens) and 4 screens in New Zealand (increasing the screen count from 9 to 13 screens). It is the Company's current plan to leverage these assets as they commence operations, and to use the proceeds from such financings to continue the development program through the year 2000. The Company estimates that the total development cost of all of its entertainment center projects will exceed $230,000,000. In the event that such debt financing cannot be obtained on terms acceptable to the Company, consideration will be given to seeking joint venture partners, issuing debt or equity securities, delaying development of certain projects and/or selling land currently held for development, or other assets. The Company is also in discussion with various lenders concerning the possibility of construction period finance. The Company does not currently consider any of its assets to be held for sale.

     The Company does have commitments in excess of its current cash and cash equivalent assets. At December 31, 1998, the Company had total commitments of $108,500,000. Of this amount, it is currently anticipated that approximately $48,740,000 will be funded in 1999, and approximately $59,760,000 will be funded in or after 2000. Included among these commitments is a $32,500,000 credit facility to be made available by the Company and a $4,000,000 option payment to be funded in connection with the Cinema Transactions, both of which are unlikely to be funded before the fourth quarter of 2000); a contractual obligation to construct an entertainment center in Victoria, at an estimated remaining cost of $20,500,000 (currently anticipated to be completed in late 2000 or early 2001), a $6,600,000 obligation to purchase a 1,086 stall car park structure located adjacent to property located in central Wellington, and held for entertainment center development by an unconsolidated entity in New Zealand, and $1,400,000 in obligations to acquire additional open land in New Zealand.

     As a consequence of the Company's business plan for Australia and New Zealand, the Company is carrying significantly more land than might be the case with a more mature cinema company. The acquisition of these properties has required the commitment of significant sums. Since the acquired properties are not currently income producing, the financing of such assets is more difficult and more expensive than would be the financing of cash flowing assets. Accordingly, the ability for the Company to continue its buildout program will be dependent in large part upon the performance of the approximately 80 new screens being constructed in 1999. While the Company has taken care in the identification of these cinemas, no assurances of success can be given. For this and a variety of other reasons, including without limitation both local and international economic issues, the availability of financing on reasonable terms, and the health generally of the film exhibition industry in the markets serviced by the Company, no assurances can be given that the financing needed for the Company to carry out its business plan into 2000 and to meet its longer term commitments can be given. However, the Company is pleased with the progress made to date and is confident in the ultimate success of its build out program.

      The following summarizes the major sources and uses of cash funds in each of the three years ended December 31, 1998, 1997 and 1996:

1998:

      "Unrestricted cash and cash equivalents decreased $34,247,000 in 1998 from $92,840,000 in 1997 to $58,593,000 at December 31, 1998. Working capital decreased $41,748,000 from $87,126,000 at December 31, 1997 to $45,378,000 at
December 31,1998.

      While not necessarily indicative of results of operations determined under generally accepted accounting principles, CineVista's, the Domestic cinemas' and Reading Australia's (net of minority interest of $343,000) operating cash flow (income before depreciation and amortization and corporate charges) totaled $177,000 in 1998. Other sources of liquid funds in 1998 include $4,519,000 in "Interest and Dividend" income, a net increase in purchase commitments of $4,550,000, and "Real Estate" revenue of $373,000.

      In addition to the payment of operating expenses, the principal use of cash funds included the payment of $4,030,000 of dividends on the Company's Convertible Preferred Stock, purchases of property and equipment of $11,078,000 ($1,772,000 which related to Reading Australia, $7,106,000 which related to CineVista, and $2,200,000 relating to the Domestic Cinemas), the investment of $12,445,000 in property held for development of ($2,645,000 relates to Reading New Zealand and $9,800,000 relates to Reading Australia), the payment of $1,370,000 relating to the acquisition of the Royal George Theatre, the payment of $1,272,000 relating to a deposit and other costs associated with the Cinema Transaction and the Theatre Transaction, the investment of $4,290,000 by Reading New Zealand in two joint ventures including a loan of $587,000 to a joint venture partner with respect to property on which Reading New Zealand intends to develop an entertainment center, and investments in common stock of $2,211,000 ( See note 4 to the Consolidated Financial statements contained elsewhere herein).

1997:

      "Unrestricted cash and cash equivalents increased $44,190,000 in 1997 from $48,680,000 in 1996 to $92,870,000 at December 31, 1997. Working capital increased $43,790,000 from $43,336,000 at December 31, 1996 to $87,126,000 at
December 31, 1997.

      The principal source of liquid funds in 1997 was the $73,915,000 in proceeds from the redemption of the Stater Preferred Stock investment. While not necessarily indicative of results of operations determined under generally accepted accounting principles, CineVista's, the Domestic Cinemas' and Reading Australia's (net of minority interest of $196,000) operating cash flow (income before depreciation and amortization and corporate charges) totaled $7,672,000 in 1997. Other sources of liquid funds in 1997 include $2,360,000 in payment of a 1996 litigation settlement, $3,247,000 in "Interest and dividend" income and cash of $875,000 from "Other income".

      In addition to the payment of operating expenses the principal use of cash funds included the payment of $4,030,000 of dividends on the Company's Convertible Preferred Stock, and purchases of property and equipment of $20,116,000 ($11,743,000 which relates to Reading Australia, $4,079,000 relating to CineVista and $4,294,000 relating to the Domestic Cinemas), and the investment of $3,871,000 by Reading Australia in a joint venture and a loan to the joint venture partner with respect to property on which Reading Australia intends to develop a multiplex cinema. (See Note 4 to the Consolidated Financial Statements contained elsewhere herein.)

1996:

      "Unrestricted cash and cash equivalents increased $4,491,000 in 1996 from $44,189,000 in 1995 to $48,680,000 at December 31, 1996. Working capital increased $670,000 from $42,666,000 at December 31, 1995 to $43,336,000 at
December 31, 1996.

      While not necessarily indicative of its results of operations determined under generally accepted accounting principles, CineVista's and the NY Angelika's (net of minority interest of $67,000) operating cash flow (income before depreciation and amortization) of $2,520,000 contributed to the Company's liquid funds in 1996. Other principal sources of liquid funds in 1996 were $4,165,000 in "Interest and dividend" income, $4,327,000 in "Other income," $11,686,000 in proceeds from the Stock Transactions (net of $1,505,000 of paid and accrued expenses and inclusive of the proceeds from the redemption of the Citadel Series B Preferred Stock), and Craig contributions of $12,888,000 to Reading International which benefitted the Company upon the Company's acquisition of 100% ownership in Reading International. Additionally, principal sources of liquid funds included a net increase of $4,544,000 in "Accounts payable and accrued expenses."

      In addition to operating expenses, other uses of liquid funds in 1996 included, the purchase of the NY Angelika for $9,217,000 (total purchase price of $12,570,000, net of a credit of $1,285,000 for a judgment secured by a portion of the stock of the seller of the NY Angelika (the "Angelika Judgment") and the minority partner contribution of $2,068,000), the purchase of the Citadel common stock (see Note 5 to the Consolidated Financial Statements contained elsewhere herein) for $3,325,000, purchases, primarily by Reading Australia, of $11,075,000 in property and equipment and a net increase in "Amounts receivable" of $2,406,000.

      The Stock Transactions

      The Stock Transactions permitted the Company to acquire assets which could be converted into cash or utilized as collateral to raise cash funds necessary to finance the Company's theater and real estate development activities and consolidate Craig and the Company's interest in Reading International in order to reduce the complexity of the Company's corporate structure. With the exception of Reading International, the non-cash assets received in the Stock Transactions, the Stater Preferred Stock and the preferred stock of Citadel (the "Citadel Preferred Stock") were converted into cash in 1996 and 1997.

      In the Stock Transactions, the Company received $7,000,000 of cash from Citadel. In return the Company issued to Citadel, $7,000,000 in stated value (70,000 shares) of the Company's Series A Voting Cumulative Preferred Stock (the "Series A Preferred Stock") and granted Citadel certain contractual rights including the asset put option (the "Asset Put Option"). The Asset Put Option grants Citadel the right to require the Company to acquire substantially all of Citadel's assets and assume related liabilities in return for the issuance of Common Stock at any time through a date 30 days after the Company files its 1999 Annual Report on Form 10-K. The number of shares to be issued will be determined by dividing the appraised value of the Citadel assets or $20 million, whichever amount is lower, by $12.25. If the appraised value of the Citadel assets is in excess of $20 million, the Company will issue Common Stock at fair market value for such excess up to a total of $30 million in Citadel assets. The Company received from Craig the Stater Preferred Stock with a stated value of $69,365,000, the Citadel Preferred Stock with a stated value of $5,250,000 and Craig's 50% interest in Reading International. In return, REI issued to Craig, 2,476,190 shares of Common Stock and 550,000 shares ($55,000,000 stated value) of Series B Voting Cumulative Preferred Stock (the "Series B Preferred Stock").

      The Stock Transactions were accounted for as a reorganization of related entities requiring that the Company reflect the assets received at the lower of the value which they were recorded on the books of the affiliates.

      The Stock Transactions were intended to qualify as an exchange under
Section 351(a) (a "351 Exchange") of the Internal Revenue Code of 1986, as amended (the "Code"). In a 351 Exchange, the party acquiring the assets (in the Stock Transactions, REI) retains the contributing parties' tax basis in the acquired assets, with no taxable gain recognized as a result of the exchange. The parties contributing assets (in the Stock Transactions, Craig and Citadel) obtain a basis in the assets received in the exchange equal to the basis in the assets which are contributed in the exchange (the Series A and Series B Preferred Stock). With the exception of the Stater Preferred Stock, the book value of the assets received in the Stock Transactions approximated the tax basis in the assets received. Craig's adjusted tax basis (for federal tax purposes) in the Stater Preferred Stock was approximately $5 million.

      The estimated tax liabilities associated with the assets received in the Stock Transactions were $22,042,000 in deferred federal income taxes primarily relating to the Stater Preferred Stock. At the time of the closing of the Stock Transactions, the Company had a gross deferred federal tax asset of $55,968,000 and a tax asset valuation allowance (the

"TAVA") in the same amount. Upon receipt of the Stater Preferred Stock, the Company determined that it was more-likely-than-not that a portion of the deferred tax asset which had previously been fully reserved, would be realized and the Company reduced the TAVA by $20,782,000 which amount reflects the amount of federal tax loss carry forwards ("NOLs") which were expected to be utilized net of $1,260,000 in alternative minimum tax ("AMT").

      A portion of the reversal of the tax asset valuation allowance, $3,957,000, was included in "Income tax benefit" in the Company's Consolidated Statement of Operations in 1996 and was subsequently reclassified from "Retained Earnings" to "Other Capital". The balance, $18,085,000, was credited directly to "Other Capital" in the Company's Consolidated Statement of Shareholders' Equity in 1996. The amount which was included in income was equal to the NOLs which remained available to the Company and which existed as of the date of the Company's 1981 quasi-reorganization. At the time of the Company's quasi-reorganization, the Company also realized a loss relating to the conveyance of certain assets to Conrail and charged such loss directly to "Other Capital." The benefits of NOLs relating to such charge cannot be reflected in the Company's Consolidated Statement of Operations. The Company has no NOLs which existed at the time of the Company's quasi-reorganization and therefore, future reductions in the Company's tax valuation allowance will be reflected as income in the Company's Consolidated Statement of Operations.

      The Company issued Common Stock and the Convertible Preferred Stock in exchange for the assets received in the Stock Transactions. The Convertible Preferred Stock was reflected on the Consolidated Balance Sheet of the Company at December 31, 1996 at its stated value ($100 per share), which value management believes approximates market. The Series A Preferred Stock has not been included as a component of Shareholders' Equity since it includes provisions which permit a majority of the holders to request redemption at stated value plus accrued and unpaid dividends for a 60 day period beginning October 15, 2001 and also provides for redemption at the option of the majority of the holders, if the Company fails to pay four quarterly dividends or in event of a change in control.

      In addition to issuing the Series A Preferred Stock, the Company also granted the Asset Put Option to Citadel, which under certain circumstances permits Citadel to exchange substantially all of its assets for Common Stock. The Company did not allocate any value to the Asset Put Option due in part to the subjective nature of the assumptions utilized in option pricing models and the fact that stock option valuation models are intended to value options and the Asset Put Option is not transferable. Had a value been separately ascribed to the Asset Put Option, the value of such option would have been deducted from the value of the Series A Preferred Stock and included as "Other Capital" in the Company's Consolidated Statement of Shareholders' Equity. In addition to the 6.5% dividend payable on the $62 million of Convertible Preferred Stock, the Company has elected to include as a component of "Preferred Stock Dividends" in its calculation of net (loss) income applicable to common shareholders, a provision which totaled approximately $68,000 in 1996, $279,000 in 1997 and $292,000 in 1998 for the amortization of the value of the Asset Put Option (based upon a valuation utilizing the Black & Scholes option valuation model).

      Management believes that the tax gain (related to the Stater Preferred Stock) recognized by the Company was offset by the Company's NOL carry forwards (see Note 11 to the Consolidated Financial Statements contained elsewhere herein). However, the amount of NOLs carried on the books of the Company has not been audited by the Internal Revenue Service (the "IRS"), and there can be no assurance that the IRS would agree with the Company as to the amount of NOL available to offset such gains. Use of the NOLs is subject to certain limitations, including those resulting from certain changes in the ownership of the Company. While the transfer restrictions which are applicable to the Company's equity securities are intended to minimize the risk of such ownership changes, ownership changes unknown to the Company may have occurred despite or in violation of such restrictions. In addition, the Code and related case law limit the ability to use NOLs to offset certain "built-in" gains on contributed property. Although the Company does not believe that such limitations on the use of its NOLs would apply to the disposition of the assets recovered by the Company in the Stock Transaction, there can be no assurance that the IRS would not take a different position. Also, if the IRS were to determine that the principal purpose of the Stock Transactions was to make use of the NOLs and the Company could not show otherwise, such use may not be available. In such case, the financial position of the Company could be materially adversely affected. The IRS is presently examining the Company's 1996 tax return.

Effects on Inflation

      The Company does not believe that inflation has a material effect upon its existing operations.

Recent Accounting Pronouncements

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130" ), which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires the Company's currency translation adjustment which, prior to adoption, were reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior year amounts have been reclassified to conform to the requirements of SFAS 130.

      Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes new standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. (See Note 3 to the Consolidated Financial Statement.)

Year 2000

      As reasonably necessary and appropriate, the Company is conducting an audit of the software and hardware components that it uses to assess whether such components will properly recognize the dates beyond December 31, 1999 ("Year 2000 Compliance"). The Company is also conducting a review of its major suppliers of goods and services ("service providers") to understand their level of compliance with Year 2000 issues. Both of these reviews are expected to be completed by June 30, 1999.

      Based on its review to date, the Company does not believe that material problems exist relative to the internal hardware and software utilized, as the Company uses current versions of software provided by major software vendors, and hardware that is less than a year old, for the most part. The Company has adequate financial resources to replace any hardware and/or software that is determined not to be Year 2000 compliant. The costs of addressing Year 2000 compliance has not been, nor is expected to be, material to the Company's financial condition or results of operations.

      Based on responses received to date, the Company believes that most of its service providers will represent that they are Year 2000 compliant or that formal programs are in place to ensure that they will be year 2000 compliant. If in its survey of significant service providers, the Company becomes concerned that one or more providers is not Year 2000 compliant or has what the Company believes to be inadequate programs to become Year 2000 compliant, the Company will take action to reduce or eliminate its reliance upon such service providers or suppliers.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The financial performance and results of operations of the Company may be affected by changes in interest rates and currency exchange rates.

     The Company maintains most of its cash and cash equivalent balances in Eurodollar time deposits and short-term money market instruments with original maturities of six months or less. Eurodollar time deposits are not readily marketable and therefore are not subject to interest rate risk, although the Company may lose the ability to realize the benefit of increased interest income if interest rates were to rise. Other money market investments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short-term nature of such investments and the small amount of the Company's cash and cash equivalents invested in such instruments (approximately 14.1% of the Company's total "Cash and Cash Equivalents" at December 31, 1998), a change of 1% in short-term interest rates would not have a material effect on the Company's financial condition.

     Approximately 58.6% of the Company's total assets at December 31, 1998 were invested in assets denominated in Australian dollars (Reading Australia), and New Zealand dollars (Reading New Zealand). During 1998, the Company recorded a foreign currency translation adjustment of approximately $1,677,000 (included as a component of "Comprehensive income" in the Consolidated Statement of Shareholders' Equity Contained elsewhere herein) related primarily to a decline in the value of the Australian dollar relative to the U.S. dollar of approximately 5.8% between December 31, 1997 and December 31, 1998 and the corresponding effect upon the carrying value of Reading Australia's assets. The Company presently anticipates foreign dollar denominated capital expenditures of approximately $35,000,000 during 1999. Funds related to such expenditures are presently invested in U.S. dollar denominated investments. Accordingly, the Company anticipates that the exposure to fluctuations in the value of the Australian and New Zealand dollars to the U.S. dollar will increase substantially during 1999.

     Since foreign dollar income is minimal as most of the Company's projects are under development, the affect upon income from operations from fluctuations in the relative value of the U.S., the Australian and New Zealand dollars was not material in 1998. The Company does not anticipate material operating income from its foreign development in 1999 as most of the projects are expected to become operational in the fourth quarter of 1999.

Item 8. Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference to pages F-1 through F-29.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item, to the extent that it relates to directors of the Company, is incorporated by reference to the Company's proxy statement with respect to its 1999 Annual Meeting of Shareholders and, to the extent that it relates to executive officers, appears in Part I hereof.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference to the Company's proxy statement with respect to its 1999 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the Company's proxy statement with respect to its 1999 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

     Craig Corporation (together with its wholly-owned subsidiaries "Craig") a publicly traded company listed on the New York Stock Exchange owns Common
Stock and Convertible Preferred Stock comprising 78% of the voting securities of REI. The Chairman of the Company's Board of Directors, James J. Cotter, serves in the same position for Craig. S. Craig Tompkins, Vice Chairman and a director of the Company also serves as President and a director of Craig. Mr. Cotter owns capital stock of Craig representing 30.9% of the voting securities and is a general partner with Michael J. Forman in an investment partnership which owns capital stock comprising 16.7% of Craig's voting security.

     Craig and the Company own 16.4% and 31.7%, respectively, of Citadel Holding Corporation (together with its wholly-owned subsidiaries ("Citadel") (See Note
5). Messrs. Cotter and Tompkins each serve as directors. Mr. Cotter serves as Chairman and Mr. Tompkins serves as Vice Chairman, Secretary and Chief Accounting Officer of Citadel. The Company utilizes the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel, for real estate advisory services. The Company pays Citadel for such services at a rate which is believed to approximate the fair market value of such services. During 1998, the amount paid to Citadel for such services totaled $410,000.

     The Company directly owns 33.4% of Big 4 Ranch, Inc. ("BRI") and Craig owns 16% of BRI. On December 31, 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia, LLC (a limited liability company controlled by James J. Cotter, the Chairman of the Board of REI, Craig, and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships (the "Partnerships"). December 31, 1997 the Partnerships acquired an agricultural property (purchase price amounting to approximately $7.6 million) which property is improved with citrus trees. The Partnerships currently use Big 4 Farming LLC ("Farming") to farm their properties. Farming is owned 80% by Citadel and 20% by Visalia, and it receives in consideration of its services reimbursement of its costs plus 5% of the net revenues of the farming operations after picking, packing and hauling. Farming, in turn, contracts with Cecelia Packing ("Cecelia"), a company wholly owned by Mr. Cotter, for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Cecelia also packs fruit for the Partnerships. The acquisition was financed by a ten year purchase money mortgage in the amount of $4.05 million, a line of credit from Citadel and pro-rata contributions from the partners. Through its holdings in BRI and Citadel, the Company owns approximately 26% of such Partnerships at December 31, 1997. In December 1998, the Partnerships suffered a freeze which destroyed the 1998-1999 crop. The partners in the Partnerships have no funds to make capital contributions to repay a $1,850,000 line of credit from Citadel or fund the estimated
$2,640,000 required to fund costs associated with production of a 1999-2000 crop and complete the proposed 1999 planting other than to call upon the Partners for funding. BRI has no funds or resources with which to provide such funding, other than to call upon its separate line of credit from Citadel. To date, Citadel has continued to provide the funding required by the Partnerships, but no assurances can be given that Citadel will continue to provide the funding. The Board of Directors and executive officers of BRI are comprised of three Craig directors, including Margaret Cotter, James Cotters' daughter and a member of Visalia, LLC. The Company and Craig own approximately 49% of BRI. In addition, Cecelia and a trust for the benefit of one of Mr. Tompkins children individually own shares of BRI which, when combined with the shares owned by Craig and the Company, result in a voting interest in excess of 50%.

     The Angelika Film Center ("AFC") is owned jointly by the Company and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based cinema operator owned in equal parts by James J. Cotter and Michael Forman. City Cinemas manages the AFC and two other cinemas operated by the Company pursuant to management agreements. Robert F. Smerling, President of the Company, and Neil Sefferman, Vice President - Film of the Company also serve in the same positions with City Cinemas.

     In December 1998, the Company and Sutton Hill entered into an Agreement in Principle to lease and operate four cinemas and manage three other cinemas all of which are located in Manhattan and which together constitute the City Cinemas circuit. In addition the Agreement in Principle provides for the acquisition by the Company of three live "Off Broadway" theaters also located in Manhattan.
The Conflicts Committee of the Board of Directors (the "Conflicts Committee"), comprised entirely of directors independent of Messrs. Cotter and Foreman, reviewed and negotiated the transaction. Consummation of the transaction is contingent upon, among other things, receipt of fairness opinions relating to the transactions and approval of REI's shareholders of the issuance of Common Stock for the acquisition of the "Off Broadway Theaters".

     It is anticipated that the Manhattan "Off Broadway" theaters, as well as another live theater owned by the Company will be booked and managed by Union Square Management, Inc., a live theater management company specializing in the booking and management of "Off Broadway" style live theaters. Margaret Cotter, daughter of Mr. James J. Cotter, is a Senior Vice President with Union Square Management, Inc. In December 1998 the Company agreed to guarantee a $100,000 bank loan to Alan Schuster, the principal shareholder of Union Square Management, Inc.

     The Stock Transactions (see Note 9 to the Consolidated Financial Statements contained elsewhere herein) involved the issuance of Common Stock and Series B Preferred Stock to Craig (which as a result of the Stock Transactions and certain open market purchases holds securities representing approximately 78% of the Company's voting securities), in return for certain assets owned by Craig. The Company is a subsidiary of Craig. At the time that the negotiations which led to the Stock Transactions were initiated, Craig owned 51% of the Company's voting securities and the Chairman and President of the Company (both of whom are also directors of Craig and the Company) served in the same positions at Craig. The Company's Board of Directors therefore established an Independent Committee of the Board of Directors comprised of directors with no affiliation with Craig or Citadel (other than the Company's ownership in Citadel) to negotiate the terms of the proposed transaction with Craig and Citadel, to review the fairness of any consideration to be received or paid by the Company and the other terms of any such transaction and to make a recommendation to the Board of Directors concerning such transaction.

     In 1997 the Company loaned Robert Smerling, President, $70,000. The non-interest bearing loan is payable upon demand.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements                                                              PAGE
                                                                                      ------------
          Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997.   F-1 -- F-2

          Consolidated Statements of Operations for the years ended December 31, 1998, F-3
             December 31, 1997 and December 31, 1996

          Consolidated Statements of Cash Flows for the years ended December 31, 1998, F-4
             December 31, 1997 and December 31, 1996.

          Consolidated Statements of Shareholders' Equity for the years ended          F-5
             December 31, 1998, December 31, 1997 and December 31, 1996.

          Notes to Consolidated Financial Statements.                                  F-6 -- F-29

          Report of Independent Auditors -- Ernst & Young LLP                          F-30

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

     10.17* Non-Qualified Stock Option Agreement dated April 18, 1997 by and between Reading Entertainment, Inc. and James J. Cotter. (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

     10.18* Reading Entertainment, Inc. Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.)

     10.19* Reading Entertainment, Inc. 1997 Equity Incentive Plan. (Incorporated by reference to Exhibit A to Reading Entertainment, Inc.'s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on August 21, 1997.)

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

     10.22 Agreement in Principle between Reading Entertainment, Inc. and City Cinemas dated December 2, 1998.

     21 (i)  List of Subsidiaries of Reading Entertainment, Inc.

     23.1    Consent of Independent Auditors - Ernst & Young, LLP.

     27.1    Financial Data Schedule for the year ended December 31, 1998.

(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the reporting period.

(c)    See item 14(a)(3) above.

(d)(1) Not applicable.

(d)(2) Not applicable.

(d)(3) Not applicable.

* These exhibits constitute the executive compensation plans and arrangements of the Company.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

----------------------------------------------------------------------------------------------------
                                                                   December 31,          December 31,
                                                                      1998                  1997
----------------------------------------------------------------------------------------------------
Current Assets

Cash and cash equivalents                                             $58,593               $92,840
Amounts receivable                                                        575                 1,225
Restricted cash                                                           904                 4,755
Inventories                                                               236                   194
Note receivable                                                             0                   721
Prepayments and other current assets                                      532                   568
----------------------------------------------------------------------------------------------------
     Total current assets                                             $60,840              $100,303
----------------------------------------------------------------------------------------------------
Investments in unconsolidated affiliates                               13,345                 6,511
Net investment in leased equipment                                      2,125                 2,125
Property held for development                                          32,949                14,714
Property and equipment - net                                           32,534                25,598
Note receivable from joint venture partners                             2,357                 1,771
Other assets                                                            4,729                 2,033
Intangible assets:
   Beneficial leases - net of accumulated amortization of $4,111
       in 1998 and $3,197 in 1997                                      12,797                13,711
   Cost in excess of assets acquired - net of accumulated
       amortization of $1,426 in 1998 and $791 in 1997                 10,611                11,246
----------------------------------------------------------------------------------------------------
                                                                      111,447                77,709
----------------------------------------------------------------------------------------------------
                                                                     $172,287              $178,012
====================================================================================================

See Notes to Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)

---------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,    December 31,
                                                                                             1998            1997
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                              $3,031          $2,464
Accrued taxes                                                                                    418             657
Accrued property costs and other                                                               1,734           3,319
Film rent payable                                                                              1,347           1,637
Note payable                                                                                     149             645
Short-term Debt                                                                                  594               0
Purchase commitments                                                                           8,066           3,516
Other liabilities                                                                                123             939

---------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                15,462          13,177
---------------------------------------------------------------------------------------------------------------------

Capitalized lease, less current portion                                                            0             509
Note payable                                                                                     920           1,100
Other liabilities                                                                              4,606           3,735

---------------------------------------------------------------------------------------------------------------------
     Total long term liabilities                                                               5,526           5,344
---------------------------------------------------------------------------------------------------------------------

Lease agreements and commitments (see Note 7)

Minority interests                                                                             1,927           2,006

Reading Entertainment Convertible Redeemable Series A Preferred Stock, par value $.001         7,000           7,000
  per share,  stated value $7,000; Authorized, issued and outstanding - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock, par value $.001 per share,
  stated value $55,000; Authorized, issued and outstanding - 550,000 shares                        1               1
Reading Entertainment preferred stock, par value $.001 per share:
  Authorized -9,380,000 shares:  None issued                                                       0               0
Reading Entertainment common stock, par value $.001 per share:
  Authorized -25,000,000 shares: Issued and outstanding -7,449,364 shares                          7               7
Other capital                                                                                138,637         138,637
Retained earnings                                                                              9,727          16,163
Accumulated other comprehensive income                                                        (6,000)         (4,323)

---------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                              142,372         150,485
---------------------------------------------------------------------------------------------------------------------
                                                                                            $172,287        $178,012
=====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)

                                                            Year Ended December 31,
----------------------------------------------------------------------------------------------
                                                         1998            1997           1996
----------------------------------------------------------------------------------------------
REVENUES:
Theater:
   Admissions                                          $24,792         $19,978        $12,986
   Concessions                                           7,625           6,078          4,486
   Advertising and other                                 1,139             928            764
Real estate                                                373             180            543
Earnings from Stater preferred stock investment              0           5,877              0
Interest and dividends                                   4,519           3,247          4,165
----------------------------------------------------------------------------------------------
                                                        38,448          36,288         22,944
----------------------------------------------------------------------------------------------
EXPENSES:
Theater costs                                           24,370          20,081         13,631
Theater concession costs                                 1,653           1,296            821
Depreciation and amortization                            3,673           2,785          1,793
General and administrative                              10,257           9,737          7,106
----------------------------------------------------------------------------------------------
                                                        39,953          33,899         23,351
----------------------------------------------------------------------------------------------
(Loss) income from operations                           (1,505)          2,389           (407)
Equity in earnings of affiliate                          1,070             298          1,526
Other (expense) income, net                               (642)          1,531          4,327
----------------------------------------------------------------------------------------------
(Loss) income before minority interests and
   income taxes (benefit)                               (1,077)          4,218          5,446
Minority interests                                         343             196           (321)
----------------------------------------------------------------------------------------------
(Loss) income before income taxes (benefit)             (1,420)          4,022          5,767
Income taxes (benefit)                                     986           1,067         (1,236)
----------------------------------------------------------------------------------------------
Net (loss) income                                       (2,406)          2,955          7,003
Less: Preferred stock dividends and amortization
   of asset put option                                  (4,322)         (4,309)          (911)
----------------------------------------------------------------------------------------------
Net (loss) income applicable to common
   shareholders                                        ($6,728)        ($1,354)        $6,092
==============================================================================================

Basic (loss) earnings per share                         ($0.90)         ($0.18)         $1.11
==============================================================================================

Diluted (loss) earnings per share                       ($0.90)         ($0.18)         $1.02
==============================================================================================

See Notes to Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

                                                                                        Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                   1998           1997            1996
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net (loss) income                                                                ($2,406)        $2,955           7,003
Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
      Depreciation                                                                 2,084          1,240             644
      Amortization                                                                 1,589          1,545           1,149
      Deferred rent expense                                                          217            406             245
       Deferred income tax expense (benefit)                                           0              0          (3,957)
      Write off of capitalized development costs                                     542          1,308               0
       Loss (Gain) on disposal of assets                                             634            (15)            (43)
       Equity in (loss) earnings of affiliates                                    (1,070)          (298)         (1,526)
       Minority interests                                                            343            196            (321)
        Preferred stock redemption premium                                             0         (5,877)           (941)
      Changes in operating assets and liabilities:
              Increase (decrease) in amounts receivable                              636          1,854          (2,406)
              Increase in inventories                                                (45)           (50)            (17)
              Decrease (increase) in prepayments and other current assets            742            858            (177)
              (Decrease) increase in accounts payable and accrued expenses          (644)        (3,347)          4,544
              (Decrease) increase in film rent payable                              (284)           545             769
              (Decrease) increase in other liabilities                              (321)           654            (134)
             Other, net                                                                0            (10)           (470)
------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                        2,017          1,964           4,362
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of property held for development                                        (12,445)        (5,106)         (7,332)
 Purchase of property and equipment, net                                         (11,078)       (14,760)         (3,652)
 Payments on purchase committment                                                 (3,397)             0               0
 Decrease in restricted cash                                                       3,664         (1,421)         (1,478)
 Investment in joint Ventures                                                     (2,601)        (1,850)              0
 Loans to joint venture partners                                                    (594)        (2,021)              0
 Investment in Citadel common stock                                               (2,211)             0          (3,325)
Investment in Royal George                                                        (1,369)             0               0
Investment in New York Live Theaters  and City Cinemas                            (1,332)             0               0
 Proceeds from redemption of Stater preferred stock investment                         0         73,915               0
 Proceeds from redemption of Citadel preferred stock investment                        0              0           6,191
 Purchase of Angelika NY, net                                                          0              0         (11,277)
 Purchase of Angelika Minnesota                                                        0           (229)              0
 Increase in long term deposits                                                        0            (76)              0
 Increase in due to affiliate                                                          0              0           1,040
 Investment in leased equipment                                                        0              0             (75)
------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by investing activities                            (31,363)        48,452         (19,908)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

Proceeds from Short-term Debt                                                        601              0               0
 Payments of Stock Transactions issuance costs                                         0           (366)         (1,056)
 Minority interest distributions                                                    (417)          (371)            (38)
 Decrease in note payable                                                           (766)        (1,500)              0
 Payment of preferred stock dividends                                             (4,030)        (4,030)           (843)
 Proceeds from minority partner of Australian joint venture                            0             93          12,888
 Proceeds from Angelika, Houston landlord                                              0            280               0
 Cash acquired as a result of consolidation of australian joint venture                0              0              95
 Proceeds from the issuance of Series A reedemable preferred stock                     0              0           7,000
 Proceeds from minority partner for purchase of the Angelika                           0              0           2,068
 Payment of debt financing costs                                                       0              0            (256)
 Purchase of treasury stock                                                            0              0              (1)
------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                             (4,612)        (5,894)         19,857
------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                        (289)          (362)            180
------------------------------------------------------------------------------------------------------------------------
  (Decrease) increase in cash and cash equivalents                               (34,247)        44,160           4,491

  Cash and cash equivalents at beginning of year                                  92,840         48,680         $44,189
------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                     $58,593        $92,840         $48,680
========================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equtiy
Years Ended December 31, 1998, 1997, 1996
(in thousands, except shares)

                                                                       Reading Company                       Reading Entertainment
                                                   Common Stock     Class A Common Stock    Treasury Stock        Common Stock
                                                  ---------------------------------------------------------  ---------------------
                                                  Shares  Amount       Shares   Amount     Shares    Amount       Shares  Amount
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                      11,530       1    5,145,161       51   (183,397)   (2,622)           0       0
Net income
Foreign currency translation
  adjustment resulting from equity
  method of accounting in Reading
  International

            Comprehensive Income

Realization of tax benefit resulting
  from pre-quasi-reorganization
  operating loss carryforwards
Reading Company common stock
  converted to Reading Company Class A
  common stock                                    (2,853)               2,853
Reading Company treasury stock
  purchased                                                                                  (120)       (1)
Reading Company Common and Class A
  common stock converted to Reading
 Entertainment common stock                       (8,677)     (1)  (5,148,014)     (51)                        4,973,174       5
Reading Company Class A common
  stock in treasury retired                                                               183,517     2,623
Issuance of Reading Entertainment common
  stock and Series B Preferred to Craig in accor-
  dance with terms of Stock Transactions                                                                       2,476,190       2
Issuance costs of Stock Transactions
Reading Entertainment Series A and B
  preferred dividends declared
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                           0       0            0        0          0         0    7,449,364       7
Net income
Foreign currency translation
   adjustments

                    Comprehensive Income

Issuance costs of Stock Transactions
Reading Entertainment Series A and B
  preferred dividends declared
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                           0       0            0        0          0         0    7,449,364       7
Net loss
Foreign currency translation
   adjustments

                    Comprehensive Income

Reading Entertainment Series A and B
  preferred dividends declared
==================================================================================================================================
Balance at December 31, 1998                           0       0            0        0          0         0    7,449,364       7
==================================================================================================================================

                                                                                                       Accumulated
                                                    Reading Entertainment                               or Other         Total
                                                  Series B Preferred Stock     Other     Retained    Comprehensive   Shareholder's
                                                      Shares    Amount        Capital    Earnings    Income (loss)     Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                               0         0         56,257      15,035           (10)          68,712
Net income                                                                                  7,003                          7,003
Foreign currency translation
  adjustment resulting from equity
  method of accounting in Reading
  International                                                                                             124              124
                                                                                                                       -----------
            Comprehensive Income                                                                                           7,127
                                                                                                                       -----------
Realization of tax benefit resulting
  from pre-quasi-reorganization
  operating loss carryforwards                                                 22,042      (3,957)                        18,085
Reading Company common stock
  converted to Reading Company Class A
  common stock
Reading Company treasury stock
  purchased                                                                                                                   (1)
Reading Company Common and Class A
  common stock converted to Reading
 Entertainment common stock                                                        45                                         (2)
Reading Company Class A common
  stock in treasury retired                                                    (2,622)                                         1
Issuance of Reading Entertainment common
  stock and Series B Preferred to Craig in accor-
  dance with terms of Stock Transactions             550,000         1         64,377                                     64,380
Issuance costs of Stock Transactions                                           (1,505)                                    (1,505)
Reading Entertainment Series A and B
  preferred dividends declared                                                               (843)(1)                       (843)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                         550,000         1        138,594      17,238           114          155,954
Net income                                                                                  2,955                          2,955
Foreign currency translation
   adjustments                                                                                           (4,437)          (4,437)
                                                                                                                       -----------
                    Comprehensive Income                                                                                  (1,482)
                                                                                                                       -----------
Issuance costs of Stock Transactions                                               43                                         43
Reading Entertainment Series A and B
  preferred dividends declared                                                             (4,030)(2)                     (4,030)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                         550,000         1        138,637      16,163        (4,323) 0       150,485
Net loss                                                                                   (2,406)                        (2,406)
Foreign currency translation
   adjustments                                                                                           (1,677)          (1,677)
                                                                                                                       -----------
                    Comprehensive Income                                                                                  (4,083)
                                                                                                                       -----------
Reading Entertainment Series A and B
  preferred dividends declared                                                             (4,030)(2)                     (4,030)
==================================================================================================================================
Balance at December 31, 1998                         550,000         1        138,637       9,727        (6,000) 0       142,372
==================================================================================================================================

(1) Represents dividends per share of $1.36 for Reading Entertainment Series A redeemable preferred stock and dividends per share of $1.36 for Reading Entertainment Series B preferred stock.

(2) Represents dividends per share of $6.50 for Reading Entertainment Series A redeemable preferred stock and dividends per share of $6.50 for Reading Entertainment Series B preferred stock.

See Notes to Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1998
(amounts in tables in thousands, except shares and per share data)

      In 1996, Reading Company merged with a wholly owned subsidiary of Reading Entertainment, Inc., a newly formed Delaware corporation ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company"). As a result of the merger, shareholders of Reading Company became shareholders of REI (the "Reorganization") and Reading Company became a wholly owned subsidiary of REI. (See Note 9.)

      The Company is in the business of developing and operating multiplex cinemas in the United States, Puerto Rico, Australia, and New Zealand and of developing, and eventually operating, entertainment centers in Australia and New Zealand. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty. Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"), and through a 50/50 joint venture in New Zealand under the Berkeley Cinema name. The Company's entertainment center development activities in Australia and New Zealand are conducted through Reading Australia and through affiliates of Reading New Zealand LTD (collectively referred to herein as "Reading New Zealand"), respectively. The Company operates in two business segments, cinema operations and real estate development (See Note 3).

      The Company is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania and holds certain property for sale located primarily in Philadelphia and owns certain leased equipment which it leases to third parties.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Consolidation: The consolidated financial statements of Reading Entertainment and Subsidiaries include the accounts of REI and its majority-owned subsidiaries, after elimination of all intercompany transactions, accounts and profits. The Company's investments in 20% to 50%-owned companies, in which it has the ability to exercise significant influence over operating and financial policies, are accounted for on the equity method. Investments in other companies are carried at cost.

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

      Income Taxes: The Company underwent a quasi-reorganization in 1981 in which it eliminated its accumulated deficit by a charge to other capital. The quasi-reorganization did not require restatement of any assets or liabilities or any other modification of capital accounts. Through the year ended December 31, 1996, the Company was required to make a transfer from "Retained earnings" to "Other capital" in the Consolidated Statement of Shareholders' Equity in an amount equal to the tax benefit resulting from utilization of federal net operating loss carryforwards which relate to periods prior to the quasi-reorganization.

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest,

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

which approximates fair market value, and consist principally of Eurodollar time deposits, federal agency securities and other short-term money market instruments.

      Inventories: Inventories are comprised of confection goods used in theater operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

      Property held for development: Property held for development consists of land (including land acquisition costs) acquired for the potential development of multiplex cinemas and/or entertainment centers and currently held either for such purposes or for other development purposes. Property held for development is carried at cost and, at such time that construction of the related multiplex cinema and/or entertainment center commences, is transferred to Property and Equipment with future construction costs accounted for as Construction-in-Progress.

      Property and Equipment: Property and equipment are carried at cost. Depreciation of buildings, capitalized premises lease, leasehold improvements and equipment is recorded on a straight-line basis over the estimated useful lives of the assets or, if the assets are leased, the remaining lease term (inclusive of renewal options, if likely to be exercised), whichever is shorter. The estimated useful lives are generally as follows:

            Building and Improvements                      40 years
            Equipment                                    7-15 years
            Furniture and Fixtures                          7 years
            Leasehold Improvements                         20 years

      Construction in Progress and Property Development Costs:
Construction-in-progress and property development costs are comprised of direct costs associated with the development of potential cinemas (whether for purchase or lease) or entertainment center locations. Startup costs and other costs not directly related to the acquisition of long term assets are expensed as incurred. Amounts are carried at cost unless management decides that a particular location will not be pursued to completion or if the costs are no longer relevant to the proposed project. If such a judgement is made, previously capitalized costs which are no longer of value are written off.

      Intangible Assets: Intangible assets are comprised of acquired beneficial cinema leases used in CineVista's operations, and cost in excess of net assets acquired in the acquisition of the Angelika Film Center, a six-screen cinema located in the Soho area of Manhattan (the "NY Angelika") and the acquisition of a five-screen cinema located in Minneapolis, Minnesota (the "St. Anthony").

      The amount of the purchase price of the NY Angelika assets in excess of the appraised value of the assets acquired is being amortized on a straight-line basis over a period of 20 years. The fair value of the NY Angelika assets was determined by an independent appraiser. The purchase price of the St. Anthony is being amortized on a straight-line basis over the remaining life of the lease term which approximates 5 years.

      The amount of the CineVista purchase price ascribed to the beneficial leases was determined by an independent appraiser computing the present value of the excess of market rental rates over the rental rates in effect under CineVista's leases at the time of the Company's acquisition of CineVista and allocating such amount as a component of the purchase price of CineVista. The beneficial leases are amortized on a straight-line basis over a period of 19.5 years.

      Accounting for the Impairment of Long Lived Assets: The Company accounts for its long lived assets consistent with Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets to be Disposed of" which requires the evaluation of the impairment of long lived assets, certain intangible assets and costs in excess of net assets related to those assets to be held and used and for long-lived assets and certain intangible assets to be disposed of.

      Advertising Costs: The Company expenses the costs of advertising as incurred. Advertising expense was $1,005,000, $670,000 and $376,000 for the years ended December 31, 1998, 1997, and 1996 respectively.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

      Translation of Non-U.S. Currency Amounts: The financial statements and transactions of Reading Australia's and Reading New Zealand's cinema and real estate operations are maintained in their functional currency (Australian and New Zealand dollars, respectively) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities of such operations are denominated in their functional currency and translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as a separate component of shareholders' equity. (See "Recent Accounting Pronouncements" below.)

      Income (Loss) Per Share: Net (loss) income applicable to common stock shareholders reflects the reduction for dividends declared on the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"), and Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (collectively, the "Convertible Preferred Stock") and for amortization of the value of an estimate of an asset put option (the "Asset Put Option") had one been recorded. (See Notes 9 and 10.)

      Basic (loss) income per share (Reading Entertainment common stock (the "Common Stock") for the period subsequent to the Reorganization and Reading Company Class A common and common stock for periods prior to the Reorganization) is calculated using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares used in the computation of basic earnings per share were 7,449,364 in 1998 and 1997 and 5,494,145 in 1996. Diluted (loss) income per share is calculated by dividing net (loss) income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and the Asset Put Option. Stock options to purchase 347,732 shares of Common Stock were outstanding at a weighted average exercise price of $13.98 during 1996, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Common Stock during such periods. The Asset Put Option conversion rate of $11.75 was also higher than the average market price of the Common Stock during that portion of the year in which it was in effect in 1996. In October 1996, the Company issued the Convertible Preferred Stock. If the Convertible Preferred Stock had been converted in 1996, the weighted average number of shares would have increased by 1,274,623 to 6,768,768 and "Net income applicable to common shareholders" would have increased by $843,000 (the amount of preferred stock dividends recorded during such period) to $6,935,000, resulting in diluted earnings per share of $1.02 versus basic earnings per share of $1.11 in 1996. In 1998 and 1997, the Company recorded a net loss applicable to common shareholders of $6,728,000 and $1,354,000, respectively. Therefore the stock options, the Convertible Preferred Stock and the Asset Put Option were anti-dilutive.

      Stock-Based Compensation: The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

      Recent Accounting Pronouncements: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires the Company's currency translation adjustment which, prior to adoption, was reported separately in shareholders' equity, to be included in accumulated other comprehensive income. Prior year amounts have been reclassified to conform to the requirements of SFAS 130.

      Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No.
131,"Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes new standards for the way that public business enterprises report information

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (See Note 3).

      Reclassification: Certain amounts in previously issued financial statements have been reclassified to conform with the current presentation.

NOTE 2 -- RELATED PARTY TRANSACTIONS

      Craig Corporation (together with its wholly-owned subsidiaries "Craig") a publically traded company listed on the New York Stock Exchange owns Common Stock and Convertible Preferred Stock comprising 78% of the voting securities of REI. The Chairman of the Company's Board of Directors, James J. Cotter, serves in the same position for Craig. S. Craig Tompkins, Vice Chairman and a director of the Company also serves as President and a director of Craig. Mr. Cotter owns capital stock of Craig representing 30.9% of the voting securities and is a general partner with Michael J. Forman in an investment partnership which owns capital stock comprising 16.7% of Craig's voting security.

      Craig and the Company own 16.4% and 31.7%, respectively, of Citadel Holding Corporation (together with its wholly-owned subsidiaries ("Citadel") (See Note 5). Messrs. Cotter and Tompkins each serve as directors. Mr. Cotter serves as Chairman and Mr. Tompkins serves as Vice Chairman, Secretary and Chief Accounting Officer of Citadel. The Company utilizes the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel, for real estate advisory services. The Company pays Citadel for such services at a rate which is believed to approximate the fair market value of such services. During 1998 and 1997, the amount paid to Citadel for such services totaled $410,000 and $252,000, respectively.

      The Company directly owns 33.4% of Big 4 Ranch, Inc. ("BRI") and Citadel owns 40% of BRI. On December 31, 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia, LLC (a limited liability company controlled by James J. Cotter, the Chairman of the Board of REI, Craig, and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships in December 1997, which Partnerships on December 31, 1997 acquired an agricultural property (purchase price amounting to approximately $7.6 million). The acquisition was financed by a ten year purchase money mortgage in the amount of $4.05 million, a line of credit from Citadel and pro-rata contributions from the partners. Through its holdings in BRI and Citadel, the Company owns approximately 26% of such Partnerships at December 31, 1997. In December 1998, the Partnerships suffered a freeze which destroyed the 1998-1999 crop. The Partnerships have no funds to make capital contributions to repay a $1,850,000 line of credit from Citadel or fund the estimated $2,640,000 required to fund costs associated with production of a 1999-2000 crop and complete the proposed 1999 planting other than to call upon the partners for funding. BRI has no funds or resources with which to provide such funding other than to call upon its separate line of credit from Citadel. The Board of Directors and executive officers of BRI are comprised of three Craig directors, including Margaret Cotter, James Cotters' daughter and a member of Visalia, LLC.

      The Angelika Film Center ("AFC") (See Note 4) is owned jointly by the Company and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based cinema operator owned in equal parts by James J. Cotter and Michael Forman. City Cinemas manages the AFC and two other cinemas operated by the Company pursuant to management agreements. Robert F. Smerling, President of the Company, and Neil Sefferman, Vice President - Film of the Company also serve in the same positions with City Cinemas.

      In December 1998, the Company and Sutton Hill entered into an Agreement in Principle to lease and operate four cinemas and manage three other cinemas all of which are located in Manhattan and which together constitute the City Cinemas circuit. In addition the Agreement in Principle provides for the acquisition by the Company of three live "Off Broadway" theaters also located in Manhattan (See
Note 4). The Conflicts Committee of the Board of Directors (the "Conflicts Committee"), comprised entirely of directors independent of Messrs. Cotter and Foreman, reviewed and negotiated the transaction. Consummation of the transaction is contingent upon, among other things, receipt of fairness

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

opinions relating to the transactions and approval of REI's shareholders of the issuance of Common Stock for the acquisition of the "Off Broadway Theaters".

      It is anticipated that the Manhatten "Off-Broadway" theaters, as well as another live theater owned by the Company will be booked and managed by Union Square Management, Inc., a live theater management company specializing in the booking and management of "Off-Broadway" style live theaters. Margaret Cotter, daughter of Mr. James J. Cotter, is a Senior Vice President with Union Square Management, Inc. In December 1998 the Company agreed to guarantee a $100,000 bank loan to Alan Schuster, the Principal Shareholder of Union Square Management, Inc.

      The Stock Transactions (see Note 9) involved the issuance of Common Stock and Series B Preferred Stock to Craig (which as a result of the Stock Transactions and certain open market purchases holds securities representing approximately 78% of the Company's voting securities), in return for certain assets owned by Craig. The Company is a subsidiary of Craig. At the time that the negotiations which led to the Stock Transactions were initiated, Craig owned 51% of the Company's voting securities and the Chairman and President of the Company (both of whom are also directors of Craig and the Company) served in the same positions at Craig. The Company's Board of Directors therefore established an Independent Committee of the Board of Directors comprised of directors with no affiliation with Craig or Citadel (other than the Company's ownership in Citadel) to negotiate the terms of the proposed transaction with Craig and Citadel, to review the fairness of any consideration to be received or paid by the Company and the other terms of any such transaction and to make a recommendation to the Board of Directors concerning such transaction.

      In 1996 and 1997, the Company's Board of Directors voted to waive the transfer restrictions imposed by the provisions of the Company's capital stock to the extent necessary to permit James J. Cotter, Chairman of the Board of Directors of the Company and Craig, to acquire additional shares of the Company's capital stock. (See Note 14).

      In 1997 the Company loaned Robert Smerling, President, $70,000. The non-interest bearing loan is payable upon demand.

NOTE 3 -- BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

      The Company develops and operates multiplex cinemas in the United States, Puerto Rico, Australia and New Zealand and is developing cinema based entertainment centers in Australia and New Zealand.

      In order to more accurately identify its operating activities and future development plans, the Company undertook steps to separate its real estate development activities from its cinema operations during 1997. Accordingly, effective as of January 1997, the Company commenced operations in two business segments, cinema development and operations, and real estate development (entertainment center development activities). Prior thereto, the Company conducted operations in one business segment, the development and operation of cinemas.

      The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is operating income (loss) from operations. Accounting policies of the business segments are the same as those described in the summary of significant accounting polices. (See Note 1.) Business segment assets are the owned or allocated assets used in each geographic or functional area.

      The corporate component of income (loss) from operations includes corporate general and administrative expenses, interest and dividends, and other income. Corporate assets primarily consist of corporate cash, property and equipment, and certain intangibles.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

      The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, in 1997 and 1998, the only periods in which the Company's operated in more than one segment:


1998                                  Real Estate               Cinema             Corporate and
----                               Development(1),(2)        Operations(3)        Eliminations(4)         Consolidated
                                   ------------------      ---------------      ------------------      ----------------
Revenues                               $            0           $   33,556        $          4,892          $     38,448
Operating Income                              (3,197)                1,307                     385               (1,505)
Identifiable assets                            42,125               57,247                  72,915               172,287
Depreciation and
Amortization                                        0                3,598                      75                 3,673
Capital expenditures(5)                        12,445               11,011                      67                23,523

                                       Real Estate              Cinema             Corporate and
1997                                Development(1),(2)       Operations(3)        Eliminations(4)         Consolidated
----
                                    ------------------     ---------------      ------------------      ----------------
Revenues                                $            0          $   26,984       $           9,124         $      36,288
Operating Income                               (3,198)                 916                   4,671                 2,389
Identifiable assets                             18,910              53,525                 105,577               178,012
Depreciation and Amortization                        0               2,735                      50                 2,785
Capital expenditures(5)                          7,586              12,213                      67                19,866

--------

      (1) Real estate capital expenditures are net of "Purchase commitments" of $8,066,000 and $3,516,000, in 1998 and 1997, respectively.

      (2) Includes investments in unconsolidated affiliates of $3,608,000 and $1,608,000 at December 31, 1998 and 1997, respectively.

      (3) Includes investments in unconsolidated affiliates of $1,578,000 and $0 at December 31, 1998 and 1997, respectively.

      (4) Includes investments in unconsolidated affiliates of $8,159,000 and $4,903,000 at December 31, 1998 and 1997, respectively.

      (5) Includes purchases of property held for development of $12,445,000 and $7,382,000 at December 31, 1998 and 1997, respectively.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

      The following table indicates the relative amounts of revenues from operations and property, plant and equipment of the Company by geographic area during the three-year period ended December 31, 1998. The Company has no export revenues.

                                                  1998       1997       1996
                                                  ----       ----       ----
Revenues:
         Puerto Rico.........................    $16,210    $15,186    $15,523
         Mainland United States..............     11,134      8,158      3,256
         Australia...........................      6,212      3,820          0

Property, plant & equipment:
         Puerto Rico.........................     18,389     13,391     10,025
         Mainland United States..............      8,125      6,372        781
         Australia(1)........................     29,420     20,549     10,324
         New Zealand(2)......................      9,549          0          0

NOTE 4 -- ACQUISITION AND DEVELOPMENT ACTIVITIES

      Domestic Activity

      The Company assumed a lease of a three-screen cinema located in Sacramento, California in November 1998 and commenced operation of the eight-screen Houston Angelika cinema located in downtown Houston, in December 1997. The Houston Angelika was designed and built to Company specifications and is the Company's first purpose built theater specializing in art, foreign and sophisticated commercial product similar to that offered in the NY Angelika.

      The Company acquired the St. Anthony, a leased five-screen cinema, located in Minneapolis, Minnesota from a national cinema owner operator in December 1997. The cinema operates under the Reading Cinemas name. The Company paid the former lessee approximately $229,000 for the theater.

      The Company has under construction a 12 acre cinema in Manville, N.J. which is expected to open in mid 1999.

      In August 1996, the Company and Sutton Hill, acquired the assets comprising the AFC, a multiplex cinema located in Soho area of New York City. The purchase price was approximately $12,570,000 (subject to certain adjustments), inclusive of acquisition costs of approximately $529,000. The Company and Sutton Hill formed a limited liability company, Angelika Film Centers LLC ("AFC"), to hold their interest in the Angelika. AFC acquired the NY Angelika assets with a combination of available cash, a promissory note collateralized by escrowed cash issued to the sellers in the amount of $2,000,000 (the "Sellers Note") and credit in full satisfaction of a judgment encumbering certain of the stock of the sellers. The final payment on the Sellers Note of $500,000 was made in February 1998.

--------

      (1) Includes property held for development of $23,400,000, $14,714,000 and $7,332,000 at December 31, 1998, 1997 and 1996, respectively.

      (2) Entire amount represents property held for development.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

      The Company contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%. The operating agreement of AFC provides that all depreciation and amortization (the "Special Deductions") will first be allocated to Sutton Hill until the aggregate amount of such Special Deductions equals Sutton Hill's initial investment. Thereafter, the Company will receive all Special Deductions until the relative ownership interests are equal to the initial ownership interests of the parties. Sutton Hill has agreed to subordinate its interest in AFC to the Company's interest in order to permit the Company to pledge AFC and its assets as collateral to secure borrowing by the Company. In addition, Sutton Hill has agreed that the Company will be entitled to receive up to 100% of the proceeds of borrowing by AFC, up to the amount of the Company's initial capital contribution to AFC. AFC is managed by City Cinemas, a New York motion picture exhibitor and an affiliate of Sutton Hill, pursuant to the terms of a management agreement.

      The Houston Angelika, the St. Anthony and the NY Angelika are managed by City Cinemas pursuant to management agreements. The management agreements for the St. Anthony and the Houston Angelika provide for City Cinemas to receive a fee equal to 2.5% of revenues. The NY Angelika management agreement provides for the payment of a minimum fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined) over prescribed levels provided, however, that the maximum annual aggregate fee cannot exceed 5% of NY Angelika's revenues.

      The Company's 83.3% interest in the NY Angelika was accounted for using the purchase method and the NY Angelika's operating results since the acquisition on August 27, 1996 have been consolidated with the operating results of the Company. Sutton Hill's initial capital investment and share of the NY Angelika's net earnings for the period subsequent to the acquisition of the NY Angelika have been recorded as "Minority interest" in the Consolidated Balance Sheet as of December 31, 1998.

      The unaudited pro forma consolidated operating results set forth below assume that the acquisition of the NY Angelika was completed at the beginning of 1996 and include the impact of certain adjustments, including amortization of intangibles, depreciation and reductions in "Interest and dividend" income resulting from payment of the purchase price.

                                                  Year Ended
                                              December 31, 1996
                                            ----------------------
              Revenues                             $27,443
                                                   =======
              Net income                           $ 6,861
                                                   =======
              Earnings per share:

                       Basic                       $  1.25
                                                   =======
                       Diluted                     $  1.14
                                                   =======

      New York Acquisition - In December 1998, the Company entered into an Agreement in Principle to lease and operate the cinemas constituting the City Cinemas Circuit located in Manhattan and to acquire three live "Off Broadway" theaters (the "Theater Transaction") also located in Manhattan. Pursuant to the Agreement in Principle, the Company will also acquire the 16.7% interest in AFC not already owned by it and certain management rights with respect to three other cinemas located in Manhattan (the acquisition of the cinemas, the management rights and the minority interest in the AFC are collectively referred to as the "Cinema Transactions"). In addition to the six-screen NY Angelika, the Company will operate a total of 16 screens in four locations and manage an additional six screens in three locations upon conclusion of the Cinema Transaction, for a total of 28 screens in Manhattan.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

      The Company will lease the City Cinemas Circuit for an initial term of ten years and acquire the AFC from Sutton Hill. In addition, the Company will acquire, in consideration of an option payment of $5 million ($4 million of which is payable eighteen months from closing), the right to purchase, at the end of the initial term of the lease, the City Cinemas Circuit for a purchase price of $48 million (including the option fee). The City Cinemas Circuit includes the fee interests underlying two of the cinemas. The Company will acquire the 16.7% interest in AFC for $4.5 million which purchase price will be paid in a ten-year installment sale note. The Company has agreed to provide to the sellers, at the election of the sellers, standby credit facilities of up to $32,500,000 million maturing in 10 years.

      It is anticipated that the Company will acquire the three live theaters from Off Broadway Investments, Inc. ("OBI"), Messrs. Cotter and Forman's wholly owned company, in exchange for approximately 1.1 million shares of Common Stock valued at $9.00 per share. The closing price of the Common Stock on December 2, 1998 was $9.00, the date the Agreement in Principle was approved by the Company. If any of the conditions to REI's obligation to issue Common Stock are not satisfied, the acquisition will close on a cash basis, for a purchase price of approximately $9.9 million. Two of the three OBI theaters are owned by OBI and the third leased with a right of first refusal over any sale of the property.

      In connection with the cinema transaction, the Company has made a deposit of $1,000,000 to Sutton Hill. Such deposit is included as a component of "Other Assets" in the Consolidated Balance Sheet.

      Closing of the transactions are subject to certain conditions, including approval by the Conflicts Committee and City Cinemas of the definitive documentation memorializing the transactions, the issuance of fairness opinions and, in the case of the issuance of the Common Stock, the approval of the shareholders of REI. REI has been advised by Craig, its controlling shareholder that it intends to vote in favor of the issuance of REI shares to acquire OBI.

      Reading Australia

      In 1995, the Company and Craig formed Reading International Cinemas LLC to develop and operate multiplex cinemas in Australia under the operating name Reading Cinemas. Reading International was equally owned by the Company and Craig prior to conclusion of the Stock Transactions, and wholly owned by the Company subsequent thereto.

      Since formation, Reading Australia has opened four cinemas, two in leased facilities, one in an owned facility and one at a managed facility, with a total of twenty-one screens. Reading Australia anticipates opening 7 cinemas with 50 screens in 1999, inclusive of one entertainment center, and has acquired rights to or fee interests in land on which it intends to develop an additional six entertainment centers.

      In 1996, the Company consolidated the financial results of Reading International and reflected Craig's 50% share of the losses prior to the Stock Transactions as "Minority Interest" (which amount totaled $388,000) in the Company's Consolidated Financial Statements. The unaudited pro forma consolidated operating results set forth below assume that the Company owned 100% of Reading International as of the beginning of 1996, and include the impact of certain adjustments, including reductions in net income and "Interest and dividend" income resulting from the operations of and funding requirements associated with 100% ownership of Reading International.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

                                                 Year Ended
                                             December 31, 1996
                                           ----------------------
             Revenues                             $22,943
                                                  =======
             Net income                           $ 6,614
                                                  =======
             Earnings per share:

                      Basic                       $  1.20
                                                  =======
                      Diluted                     $  1.10
                                                  =======

      Puerto Rico

      The Company acquired CineVista effective in 1994. Since that time the Company has opened three new cinemas with a total of twenty-two screens, including the opening of an eight-screen cinema at one location in June 1998 which replaced a six-screen cinema at the same location. CineVista currently has twelve screens under construction and scheduled to open during the fourth quarter 1999.

      New Zealand

      During 1998, Reading New Zealand Limited (together with its subsidiaries, "Reading New Zealand") entered into two 50/50 joint ventures, one of which currently operates 9 screens in two locations and has an additional 4 screens under construction on a site owned by the joint venture.

      The second joint venture owns a parcel of land on which the joint venture intends to develop an entertainment center featuring a 12 screen multiplex cinema. In addition, Reading New Zealand has acquired ownership of a property adjacent to the joint venture site and a multiple story parking garage also located adjacent to the joint venture site. Reading New Zealand's joint venture partner has an option through November, 1999 to acquire a 50% interest in each of these properties (See Note 5).

NOTE 5 -- INVESTMENTS

      Whitehorse Property Group

      In November 1997, Reading Australia acquired a 50% interest from Burstone Victoria Pty. Ltd. ("Burstone") in the Whitehorse Property Group Unit Trust ("WPG") for approximately $1,600,000. WPG owns a shopping center located near Melbourne, Australia located on land leased pursuant to a long-term lease. WPG is currently studying the redevelopment of the Whitehorse Shopping Center as an entertainment center through development of a multiplex cinema, and complementary restaurants and retail shops. The carrying value of the Company's investment at December 31, 1998 of approximately $1,483,000 is included in "Investments in unconsolidated affiliates" in the Consolidated Balance Sheet. In conjunction with Reading Australia's acquisition of its interest in WPG, Reading Australia loaned approximately $1,400,000 to the joint venture partner the proceeds of which were used by the joint venture partner to acquire their interest in WPG. The loan balance of $1,463,000 (inclusive of interest at 7.5% per annum) at December 31, 1998 is included "Notes Receivable from joint venture partners" in the Consolidated Balance Sheet. Pursuant to the Joint Venture Agreement, the Company guarantees the repayment of 50% of a secured bank loan which is owed by

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

WPG. The principal outstanding on the loan totaled approximately $7,200,000 at December 31,1998, resulting in a guarantee by the Company of approximately $3,600,000. The loan bears interest at a rate equal to the cost of funds plus 1.7% or approximately 6.56% at December 31, 1998 and is due in November 1999. WPG's net income for the year ended December 31, 1998 totaled $50,000 and the Company's share of such income was $26,000, which amount is included in the Consolidated Statement of Operations for the year ended December 31, 1998 as "Equity in earnings of affiliate." WPG's results for the two months ended December 31, 1997 were immaterial and not included in the Company's Consolidated Statement of Operations. WPG's assets and liabilities totaled $10,458,000 and $7,590,000, respectively, at December 31, 1998. In December 1998, WPG entered into a purchase agreement which provides with WPG with the right to acquire the fee interest in the land on which the shopping center is located for approximately $3,700,000, provided that the joint venture expends at least approximately $6,100,000 to redevelop the center.

      Citadel Holding Corporation

      In March 1996, the Company acquired 1,564,473 shares of Citadel Holding Corporation (collectively with its subsidiaries "Citadel")common stock from Craig Corporation (collectively with its subsidiaries "Craig") representing an interest of approximately 26.1%. In 1997, Citadel issued 666,000 common shares pursuant to the exercise of warrants which reduced the Company's ownership to approximately 23.5%. In September 1998 the Company acquired an additional 549,200 shares of Citadel common stock at a price of $3.875 per share. After giving effect to this transaction, the Company owns 2,113,673 shares of common stock of Citadel representing an ownership interest of approximately 31.7%. The Company accounts for its investment in the Citadel common stock by the equity method. Citadel's net earnings in 1998 were $5,688,000 and the Company has recorded its share of such earnings ($1,390,000) in the Consolidated Statement of Operations as "Equity in earnings of affiliate." Citadel's earnings include an income tax benefit of approximately $4,828,000 resulting principally from a reversal of previously reserved deferred tax assets offset in part by a $990,000 loss representing Citadel's share of the loss of certain agricultural partnerships which were accounted for under the equity method (see Note 2). The carrying value of the Company's investment at December 31, 1998 of $8,159,000 is included in "Investments in unconsolidated affiliates" in the Consolidated Balance Sheet and is equivalent to the Company's underlying equity in the net assets of Citadel based on the financial position of Citadel as disclosed in the their December 31, 1998 Annual Report on Form 10-K. The closing price of Citadel's common stock on the American Stock Exchange at December 31, 1998 was $3.9375 per share. Citadel's assets and liabilities totaled $35,045,000 and $11,304,000, respectively, as of December 31, 1998.

Big 4 Ranch, Inc.

      On December 29, 1997, Citadel capitalized a wholly owned subsidiary, Big 4 Ranch, Inc. ("BRI"), with a cash contribution of $1.2 million and distributed 100% of the shares of BRI to Citadel's common shareholders. The Company received 1,564,473 shares or 23.4% of BRI. In September 1998, the Company acquired 661,700 additional shares of BRI common stock $0.125 per share. After giving effect to the transaction, the Company owns 2,226,173 shares of common stock of BRI representing an ownership interest of approximately 33.4%. BRI's net loss for the year ended December 31, 1998 totaled $1,090,000. The Company has recorded its share of such loss ($346,000) in the Consolidated Statement of Operations as "Equity in earning of affiliates." After giving effect to the 1998 results, the Company's carrying value of its investment in BRI is $0.00 at December 31, 1998. BRI's assets and liabilities totaled $116,000 and $6,000, respectively, at December 31, 1998.

      New Zealand Joint Ventures

      During the second quarter of 1998, Reading New Zealand entered into two 50/50 joint ventures, one with a cinema operator and one with a property developer in New Zealand (the "NZ JVs"). At December 31, 1998, the Company's aggregate investment in these joint ventures totaled $3,703,000. This amount is reflected in the December 31, 1998 Consolidated Balance Sheet under "Investments in Unconsolidated Affiliates." In connection with the cinemas joint venture, the Company has made a loan to the joint venture of $588,000 in order to finance a portion of the acquisition price of a multiplex cinema and the underlying property and acquire certain land on which the joint venture intends to develop on entertainment center.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

      Net Investment in Leased Equipment

      During 1996, a wholly owned subsidiary of the Company purchased computer equipment for $40,934,000, which equipment was leased to various retail companies (the "User Leases"). Concurrent with the purchase of the equipment, the Company leased the equipment back to the seller, subject to the User Leases, for a period of five years (the "Wrap Lease"). The Company's investment in the equipment was funded through a cash payment of $1,944,000 and the issuance of a nonrecourse promissory note (the "Promissory Note") in the amount of $38,990,000. Payments due under the Wrap Lease were subsequently sold to a third party in return for a $32,000 payment and assumption by the purchaser of all obligations under the Promissory Note. The Company has retained all rights and interest in the equipment subject to the User Leases and the Wrap Lease. Therefore, the Company has rights to the residual value of the equipment upon conclusion of the Wrap Lease (which term exceeds the term of the User Leases). The residual interest has been reflected at its net cost, $2,125,000, in the Consolidated Balance Sheet at December 31, 1998 as "Net investment in leased equipment."

NOTE 6 -- PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                             December 31,    December 31,
                                                                 1998            1997
                                                                 ----            ----
Land*                                                          $   378         $   401

Buildings                                                        1,858           1,959

Capitalized premises lease                                           0             538

Leasehold improvements                                          20,522          13,480

Equipment                                                        8,792           7,611

Construction-in-progress and property development costs          5,714           4,599
                                                             ------------    ------------
                                                                37,264          28,588

Less:  Accumulated depreciation                                 (4,730)         (2,990)
                                                             ------------    ------------
                                                               $32,534         $25,598
                                                             ============    ============

      * Includes land associated with owned cinema properties. Does not include land held for development, which is included in "Property held for development" in the Consolidated Balance Sheets.

NOTE 7 -- LEASE AGREEMENTS AND COMMITMENTS

      The Company determines annual base rent expense by amortizing total minimum lease obligations on a straight-line basis over the lease terms. Base rent expense under operating leases totaled $4,670,000, $4,184,000 and $2,675,000 in 1998, 1997 and 1996, respectively. In 1998, 1997 and 1996, contingent rental expense under operating leases totaled $134,000, $25,000 and $220,000, respectively.

      CineVista and the Domestic Cinemas conduct their operations in leased premises. Two of Reading Australia's four operating multiplexes are in leased facilities. The Company's cinema leases have remaining terms inclusive of options of 10 to 40 years. Certain of the Company's cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. The Company also leases office space, warehouse space and equipment under noncancellable operating leases. All leases are accounted for as operating leases.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

      Future minimum lease payments by year and in the aggregate, under noncancellable operating leases and the CineVista capital lease consist of the following at December 31, 1998:

                                                     Operating
                                                       Leases
                                                     ---------
                  1999                                $  3,925
                  2000                                   4,779
                  2001                                   4,768
                  2002                                   4,644
                  2003                                   4,168
                  Thereafter                            76,789
                                                     ---------
                  Total net minimum lease payments     $99,073
                                                     =========

      At December 31, 1998 the Company had commitments for major capital expenditures, property purchase commitments, and purchase money debt commitments for 1999 and thereafter which totaled approximately $72,000,000 inclusive of approximately $57,100,000 related to Australia and New Zealand projects. Included in this amount are projected construction and equipment expenditures of approximately $48,740,000 for 1999, $26,900,000 relating to commitments under seven cinemas leases with a total of 64 screens which are anticipated to be completed in 1999, property purchase commitments totaling $11,200,000 which are payable in 1999, $12,200,000 in construction and fixture expenditures related to an entertainment center with a 10 screen cinema and a 4 screen cinema presently under construction both of which are anticipated to be completed in 1999, a development commitment of approximately $20,500,000 relating to periods subsequent to 1999 and a $1,200,000 purchase mortgage commitment due in May 2000 (see Note 16). The U.S. dollar cost of such Australia and New Zealand projects was based on a conversion rate of .6133 U.S. dollars to each Australian dollar and a conversion rate of .5282 U.S. dollars to each New Zealand dollar. At December 31, 1998 the Company has not utilized forward contracts to hedge or offset exposure to market risks arising from changes to foreign exchange rates. Accordingly, amounts reflect as commitments may fluctuate based upon foreign exchange rates at the time of payments.

      In 1999, the Company entered into a theater purchase mortgage and a property purchase agreement which requires the payment of approximately $4.5 million in May 2000. In addition, pursuant to the provisions of an Agreement in Principle (See Note 4), if the Company completes the Cinemas Transaction, the Company will be required to provide the existing owners, with a ten-year line of credit of up to $32.5 million commencing 18 months from the conclusion of the transaction and will be required to pay $4,000,000 pursuant to a deferred option fee 18 months from closing. While no assurances can be given that the transaction will be concluded, management presently anticipates closing to occur in the second quarter of 1999, in which case such amounts would be funded in late 2000 or early 2001.

      The Agreement in Principle contemplates the acquisition of certain live theater assets, in exchange for stock. However, under certain circumstances, the Company could be required to fund the Theater Transaction with a cash payment of approximately $9,900,000. While no assurances can be given that the Theater Transaction will be

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

completed, management presently anticipates closing of the transaction in the second quarter of 1999 and that the transaction will be structured as a stock transaction and not as a cash transaction.

      Under the terms of the joint venture agreement with WPG (see Note 5), the Company has guaranteed approximately $3,600,000 of WPG debt.

NOTE 8 -- BANK CREDIT FACILITIES

      CineVista recently renegotiated a bank credti line reducing the amount available thereunder from $7,500,00 to $6,000,000. The revolving credit agreement (the "Credit Agreement") expires in March 2003. Under terms of the Credit Agreement, CineVista may borrow up to $6.0 million to fund new cinema development costs. Commencing June 30, 1999 the commitment under the Credit Agreement is reduced pursuant to increasing quarterly amounts over the balance of the loan term. At December 31, 1998 and 1997, no amounts were outstanding under the Credit Agreement.

      As security for the loan, CineVista has pledged substantially all of its assets. In addition, the stock of CineVista's parent company has been pledged as security for the loan. In conjunction with the loan, the Company has also agreed to subordinate to the lender its right to payment of certain loans and fees payable by CineVista to the Company under certain circumstances.

      The provisions of the Credit Agreement require CineVista to maintain a minimal level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowing and capital expenditures. Borrowings under the Credit Agreement accrue interest at LIBOR (the London Interbank Offered Rate) plus 2.25%, or the base rate plus 1/2 of 1%, at CineVista's election. In accordance with the provisions of the Credit Agreement, CineVista is required to pay a commitment fee on the unused commitment equal to 1/2 of 1%.

      In July 1998, Reading New Zealand borrowed approximately $600,000 from a commercial bank. The one year borrowing accrues interest at 11% and is secured by a Reading New Zealand's interest in a joint venture property.

NOTE 9 - REORGANIZATION AND STOCK TRANSACTIONS

      On October 15 1996, two transactions were approved by the Company's shareholders, the Reorganization and the exchange by REI of capital stock for certain assets of Citadel and Craig Corporation (the "Stock Transactions").

      In the Stock Transactions, REI issued (i) 70,000 shares of Series A Preferred Stock, to Citadel, and granted certain contractual rights to Citadel, in return for $7 million in cash and (ii) 550,000 shares of the Series B Preferred Stock and 2,476,190 shares of Common Stock to Craig in exchange for certain assets owned by Craig. The assets acquired by REI from Craig consisted of 693,650 shares of Stater Bros. Holdings, Inc.'s ("Stater") Series B Preferred Stock (the "Stater Preferred Stock"), Craig's 50% membership interest in Reading International Cinemas LLC ("Reading International"), of which an indirect wholly owned subsidiary of REI was the sole other member, and 1,329,114 shares of Citadel's 3% Cumulative Voting Convertible Preferred Stock, stated value $3.95 per share which shares were exchanged by REI immediately after conclusion of the Stock Transactions for Citadel preferred stock (the Citadel Preferred Stock") with the same terms except for a reduced accrual rate on the redemption premium. The Series A and Series B Preferred Stock have stated values of $7 million and $55 million, respectively.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

      The contractual rights granted to Citadel in the Stock Transactions include the Asset Put Option pursuant to which Citadel has the option until 30 days after REI files its Annual Report on Form 10-K for the year ending December 31, 1999, to require REI to acquire substantially all of Citadel's assets, and assume related liabilities (such as mortgages), for shares of Common Stock. In exchange for up to $20 million in aggregate appraised value of Citadel assets on exercise of the Asset Put Option, REI is obliged to deliver to Citadel a number of shares of Common Stock determined by dividing the appraised value of the Citadel assets by $12.25. If the value of the Citadel assets is in excess of $20 million, REI is obliged to pay for the excess by issuing Common Stock at the then-fair market value up to a maximum of $30 million of assets. For financial reporting purposes, the Company did not allocate any value to the Asset Put Option, due to the Company's belief that the value is immaterial and that the methods of valuing options include numerous subjective assumptions and such methods are not intended to value non-transferable options such as the Asset Put Option.

      During 1996 Citadel exercised its right to redeem the Citadel Preferred Stock. Under the terms of the Citadel Preferred Stock, the Company received all accrued and unpaid dividends and a redemption premium of $941,000, which premium was included in "Other income" in the 1996 Consolidated Statement of Operations.

      The Stater Preferred Stock received by the Company in the Stock Transactions was contributed to Reading Australia in 1996. During the third quarter of 1997 Stater exercised its option to acquire the Stater Preferred Stock. Pursuant to the option exercise, Stater paid Reading Australia $73,915,000, an amount equal to the stated value of the Stater Preferred Stock plus accrued dividends. A gain of $5,877,000 was recorded by the Company in 1997 related to the sale of the Stater Preferred Stock, comprised of $4,490,000 of accrued dividends and the difference between the carrying value of the Stater Preferred Stock (98% of stated value) and the redemption price at stated value which difference totaled $1,387,000. Stater also paid REI $615,000 in return for REI's agreement not to provide consulting services for, nor own a controlling interest in, a business which competes with Stater for a period of one year. This payment was recorded as "Other income" in the 1997 Consolidated Statement of Operations.

      The unaudited pro forma effect on "Interest and dividend" revenues, "Other income," and "Net loss or income" from the sale of the Stater Preferred Stock would have been to reduce net income by $3,140,000 and $741,000 in 1997 and 1996, respectively, exclusive of the non-recurring $1,387,000 gain associated with the writeup to stated value had the sale occurred at the beginning of each period. The pro forma "Net loss" in 1997 would have been $188,000 and the "Net loss applicable to common shareholders" would have totaled $4,497,000 (basic and diluted loss of $.60 per share). The pro forma "Net income" in 1996 would have been $3,790,000 and "Net loss applicable to common shareholders" would have totaled $519,000 (basic and diluted loss of $.07 per share).

NOTE 10 -- STOCK OPTION PLANS

      As of December 31, 1998, the Company had options outstanding under two stock option plans: the 1992 Nonqualified Stock Option Plan (the "1992 Plan") and the 1997 Equity Incentive Plan (the "1997" Plan). Each plan was approved by shareholders in the year of adoption. The 1997 Plan reserved 200,000 shares for grant and provides for one-fourth of the options granted to be exercisable on the first anniversary of the date of grant, and an additional one-fourth on each subsequent anniversary, unless the Compensation Committee of the Board of Directors (the "Committee"), in its discretion, decides otherwise.

      The 1992 Plan reserved 500,000 shares for grant and provides for one-third of options granted to be immediately exercisable, one-third exercisable on the first anniversary of the date of grant, and the final one-third

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

exercisable upon the second anniversary date of the date of grant, unless the Committee, in its discretion, decides otherwise.

      Options granted under both the 1992 Plan and the 1997 Plan must have exercise prices equal to or greater than 100% of the fair market value of the underlying shares on the date of grant and expire ten years from the date of grant and may contain certain other terms and conditions as determined by the Committee. Shareholders of the Company approved a grant of options on September 16, 1997 to James J. Cotter, Chairman of the Board of Directors of the Company (the "Cotter Options"). The Cotter Options are divided into three groups: options (the "Basic Options") to purchase up to 110,000 shares of Common Stock, which become exercisable in four equal installments commencing one year from the date of grant; options (the "Convertible Preferred Options") to purchase up to 260,000 shares of Common Stock, which become exercisable over a similar vesting schedule, but only in proportion to the number of shares of Convertible Preferred Stock which are converted into Common Stock; and options (the "Asset Put Options") to purchase up to 90,000 shares of Common Stock, which become exercisable over a similar vesting schedule, but only in proportion to the number of shares of Common Stock which are issued pursuant to the Asset Put Option. (See Note 9.) All shares granted under the Cotter Options have an exercisable price of $12.80 per share.

      Changes in the number of shares subject to options under are summarized as follows:

                                            1998                         1997                        1996
                                 --------------------------   -------------------------   --------------------------
                                           Weighted Average            Weighted Average             Weighted Average
                                  Options  Exercise Price     Options  Exercise Price     Options   Exercise Price
                                 --------------------------   -------------------------   --------------------------
1982 Plans:

Outstanding at beginning of year                                   5,000     $12.50           17,000     $14.57

Canceled                                                          (5,000)    $12.50                0

Expired                                                                0                     (12,000)    $15.44
                                                              -------------------------   --------------------------
Outstanding at end of period                                           0                       5,000     $12.50
                                                              -------------------------   --------------------------

1992 Plan:

Outstanding at beginning of year    360,232     $13.76           342,732     $14.00          342,732     $14.00

Canceled(1)                               0                      (55,000)    $14.00                0

Granted(1)                                0                       72,500     $12.81                0
                                 --------------------------   -------------------------   --------------------------
Outstanding at the end of year      360,232     $13.76           360,232     $13.76          342,732     $14.00
                                 --------------------------   -------------------------   --------------------------

1997 Plan:

Outstanding at beginning of year    152,000     $12.82

Canceled                             (5,000)    $12.80

Granted                                   0                      152,000     $12.82
                                 --------------------------   -------------------------
Outstanding at the end of year      147,000     $12.82           152,000     $12.82
                                 --------------------------   -------------------------

--------

     (1) Includes 22,500 options which were amended to reduce the exercise price from $14.00 per share to $12.80 per share.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998 (amounts in tables in thousands, except shares and per share data)

                                            1998                         1997                        1996
                                 --------------------------   -------------------------   --------------------------
                                           Weighted Average            Weighted Average             Weighted Average
                                  Options  Exercise Price     Options  Exercise Price     Options   Exercise Price
                                 --------------------------   -------------------------   --------------------------
Cotter Option(1):

Outstanding at beginning of year    110,000     $12.80

Canceled                                  0

Granted                                   0                      110,000     $12.80
                                 --------------------------   -------------------------
Outstanding at the end of year      110,000     $12.80           110,000     $12.80
                                 --------------------------   -------------------------

Total

Outstanding at Year End             617,232     $13.37           622,232     $13.36          347,732     $13.98
                                ===========================   =========================   ==========================
Exercisable at Year End             386,732     $13.70           310,232     $13.91          337,357     $13.98
                                ===========================   =========================   ==========================

      The weighted-average remaining contractual life of all options outstanding at December 31, 1998 was 5.71.

      Pro forma net income and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense is required by SFAS No. 123 in each of the years that a company grants stock options. The Company did not grant any stock options in 1998 or 1996. In computing the pro forma effect of the grants of stock options granted in 1997, all options granted under the 1997 Plan and 1992 Plan in 1997, modifications to options previously granted under the 1992 Plan, the Basic Options and the Asset Put Options have been included. The fair value of these options was estimated at the respective dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions: stock option exercise price of $12.81, risk free interest rate of 6.71%, expected dividend yield at 0%, expected option life of five years and expected volatility of 22.31%. The weighted-average fair value of options granted in 1997 was $12.81 per share. The pro forma effect of the issuance of these options would have been to increase the "Net loss applicable to common shareholders" by $258,000 ($.03 per share) and $264,000 ($.04 per share) to $6,986,000 ($.94 per share) and $1,618,000 ($.22 per share) in 1998 and 1997, respectively. The pro forma adjustments may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. Further, SFAS 123 requires assumptions by management regarding the likelihood of events on which the vesting of contingent, options are predicated.

NOTE 11 -- INCOME TAXES

      Effective December 31, 1981, after approval by its shareholders, the Company eliminated its accumulated deficit by a charge to "Other capital." This quasi-reorganization did not require the restatement of any assets or liabilities or any other modification of capital accounts. Through December 31, 1996, tax benefits realized from the carryforwards of pre-quasi-reorganization losses have been included in the determination of net income and then reclassified from "Retained earnings" to "Other capital." Had such tax benefits been excluded from net income, the Company would have reported net income of $1,667,000 or $.30 per share in 1996.

--------

    (1) Does not include the Asset Put Options or the Convertible Preferred Stock Options since the conditions precedent to the granting of such options have not occurred.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

                                                                           Year Ended December 31,
                                                            ------------------------------------------------------
                                                                 1998                1997                1996
                                                            --------------      --------------      --------------
Income (loss) before income taxes consists of the
following components:

         United States                                               4,917              $7,349             $10,497

         Foreign                                                   (6,337)             (3,327)             (4,730)
                                                            --------------      --------------      --------------
         Total                                                     (1,420)              $4,022              $5,767
                                                            ==============      ==============      ==============

      Significant components of the provisions for income taxes attributable to operations are as follows:

Income taxes (benefit):                                                    Year Ended December 31,
                                                            ------------------------------------------------------
Current:                                                         1998                1997                1996
                                                            --------------      --------------      --------------
    United States                                                   $  122              $  146              $2,195

    Foreign                                                            786                 698                 446

    State and local                                                     78                 223                  80
                                                            --------------      --------------      --------------
         Total                                                         986               1,067               2,721

Increase (decrease) in valuation allowance from net
operating loss carryforwards                                             0                   0             (3,957)
                                                            --------------      --------------      --------------
    Total income taxes (benefit)                                     $ 986             $ 1,067            ($1,236)
                                                            ==============      ==============      ==============

      Reconciliation of income taxes at United States statutory rates to income taxes as reported are as follows:

                                                                           Year Ended December 31,
                                                            ------------------------------------------------------
                                                                  1998               1997                1996
                                                            --------------      --------------      --------------
Tax provision (benefit) at U.S. statutory rates                       (483)             $1,367              $1,961

Foreign and U.S. losses not currently benefitted                       605               1,124                 234

Foreign withholding taxes                                              786                 698                 446

State income taxes                                                      78                 223                  80

Use of net operating loss carryforwards                                  0             (2,344)             (3,957)
                                                            --------------      --------------      --------------
    Total income taxes (benefit)                                      $986              $1,067            ($1,236)
                                                            ==============      ==============      ==============

      The 1996 Stock Transactions are intended to qualify as an exchange under
Section 351(a) (a "351 Exchange") of the Internal Revenue Code of 1986, as amended (the "Code"). In a 351 Exchange, the party acquiring the assets

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

retains the contributing parties' tax basis in the acquired assets, with no taxable gain recognized as a result of the exchange. The parties contributing assets obtain a tax basis in the assets received in the exchange equal to the basis in the assets which are contributed in the exchange. With the exception of the Stater Preferred Stock, the book value of the assets received in the Stock Transactions approximated the tax basis in the assets received. Craig's adjusted tax basis (for federal tax purposes) in the Stater Preferred Stock was approximately $5 million and, accordingly, upon the Company's contribution of the Stater Preferred Stock to Reading Australia, a taxable gain (for federal tax purposes) of approximately $64,524,000 was recorded by the Company.

      The estimated tax liabilities associated with the assets received in the Stock Transactions were $22,042,000 in deferred federal income taxes primarily relating to the Stater Preferred Stock. At the time of the closing on the Stock Transactions, the Company had a gross deferred federal tax asset of $55,968,000 and a valuation allowance in the same amount. Upon receipt of the Stater Preferred Stock, the Company determined that it was more likely than not that a portion of the deferred tax asset which had previously been fully reserved, would be realized and the Company reduced the valuation allowance by $20,782,000, which amount reflects the value of the Company's federal tax loss carryforwards which were expected to be utilized by the Company, net of $1,260,000 in federal alternative minimum tax ("AMT").

      A portion of the reversal of the tax asset valuation allowance, $3,957,000, was included in "Income tax benefit" in the Company's Consolidated Statement of Operations and was subsequently reclassified from "Retained Earnings" to "Other Capital." The balance, $18,085,000, was credited directly to "Other Capital" in the Company's Consolidated Statement of Shareholders' Equity.

      The sale of the Wrap Lease payments described in Note 5 resulted in a taxable gain of approximately $39 million in 1996. This gain was not recognized for financial reporting purposes.

      Carryforwards and temporary differences which give rise to the deferred tax asset at December 31 are as follows:

                                               1998                1997
                                          --------------      --------------
      Net operating loss carryforwards          $ 16,314            $ 13,692
      Alternative minimum taxes                    3,189               3,189
      Wrap Lease rental sale                       8,485              10,712
      Reserves and other, net                      1,578               1,690
                                          --------------      --------------
      Gross deferred asset                        29,566              29,283
      Valuation allowance                        (29,566)            (29,283)
                                          --------------      --------------
      Net deferred asset                      $        0          $        0
                                          ==============      ==============

      Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods), the Company concluded that under SFAS No. 109, a valuation allowance for the entire amount was necessary at December 31, 1998.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

      The Company's federal tax net operating loss carryforwards expire as follows:

                              Year               Amount
                      --------------------   -------------
                      2000................        $ 16,196
                      2002................           7,382
                      2003................             589
                      2007................           1,443
                      2008................           1,155
                      2009................              32
                      2013................           1,027
                                             -------------
                                                   $27,824
                                             =============

      In addition to the federal net operating loss carryforwards, the Company has AMT credits of $3,189,000, which can be carried forward indefinitely. Also, the Company has foreign net operating loss carryforwards of $16,949,000, $12,631,000 of which expire between 2002 and 2005 unless utilized prior thereto. In 1996, the Company had $13,426,000 of federal net operating loss carryforwards that expired unused.

      The Company paid $192,000, $2,405,000 and $139,000 in income taxes in 1998, 1997 and 1996, respectively. The Company is subject to regular federal income tax; however, due to its net operating loss carryforwards, the Company is only required to pay AMT. AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards.

      The Company's 1996 consolidated federal income tax return is under examination by the Internal Revenue Service.

NOTE 12 -- LEGAL PROCEEDINGS

Redevelopment Authority of the City of Philadelphia v. Reading

      On December 12, 1997 the Redevelopment Authority of the City of Philadelphia (the "RDA") filed an action in the Philadelphia Court of Common Pleas which relates to the 1993 sale of the Headhouse property by the Company to the RDA. Plaintiff has alleged discovery of asbestos, PCB's, lead paint, and alleges past and future clean-up costs in excess of $1,000,000. The action is based upon theories of contract and state environmental law. The Company has denied liability and intends to vigorously defend. It is management's opinion that the RDA's claim is meritless in that the Company adequately disclosed the condition of the property and expressly limited its representations made in connection with the sale.

Certain Shareholder Litigation

      In September, 1996, the holder of 50 shares of the Common Stock commenced a purported class action on behalf of the Company's minority shareholders, owning Reading Company Class A Common Stock, in the Philadelphia Court of Common Pleas relating to the Reorganization and Stock Transactions. (See Note 9.) The Complaint in the action (the "Complaint") named the Company, Craig, two former directors of the Company and all of the current

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

directors of the Company (other than Gregory R. Brundage and Robert Smerling), as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions) and the current and former directors of the Company breached their fiduciary duty to the minority shareholders in the review and negotiation of the Reorganization and Stock Transactions and that none of the directors of the Company were independent and that they all were controlled by James J. Cotter, and Craig, or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of the Company and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in the Company was diluted by the transactions. The Complaint sought injunctive relief to prevent the consummation of the Stock Transactions and recision of the Stock Transactions, if they were consummated; divestiture by the defendants of the assets or shares of the Company that they obtained as a result of the Stock Transactions; and unspecified damages and other relief.

      In October 1996, all of the defendants filed preliminary objections to the Complaint and thereafter, by agreement of the parties and Order of the Court, the Company was dismissed as a defendant, without prejudice. Plaintiff dismissed, with prejudice, his request for preliminary and permanent injunctive relief to prevent the consummation of the Stock Transactions and his request to rescind and set aside the Stock Transactions.

      In November 1996, plaintiffs filed an Amended Complaint against all of the Company's present directors, its two former directors, and Craig. The Amended Complaint does not name the Company as a defendant. The Amended Complaint essentially restates all of the allegations contained in the Complaint and contends that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The Amended Complaint seeks unspecified damages on behalf of the alleged class and attorneys' and experts' fees. On December 9, 1997, the Court certified the case as a Class Action and approved the plaintiff as Class Representative.

      On April 24, 1997, plaintiff filed a purported derivative action against the same defendants. This action included claims substantially similar to those asserted in the class action and also alleged waste of tax benefits relating to the Company's historic railroad operating losses. The Company moved to dismiss this case for failure of the plaintiff to comply with the mandated procedures for bringing such an action. On January 23, 1998, the Court dismissed the derivative action. The dismissal of the derivative action does not affect the class action case, nor does it preclude reassertion of the claims contained in the derivative action.

      On September 28, 1998, the defendant of the Amended Complaint filed a motion for summary judgement. The motion was argued on February 5, 1999 and certain additional briefing was ordered by the court.

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

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

NOTE 13 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Quarterly financial information for 1998 and 1997 is summarized below:

                                       First     Second       Third     Fourth
1998:                                 Quarter    Quarter     Quarter    Quarter
                                     --------   --------    --------   --------

Revenues                             $ 10,073   $  9,713    $  9,916   $  8,746
Net (loss) applicable to
     common shareholders             ($ 1,436)  ($ 1,266)   ($ 1,941)  ($ 2,085)
                                     ========   ========    ========   ========

Basic and Diluted (loss) per share:  ($   .19)  ($   .17)   ($   .26)  ($   .28)
                                     ========   ========    ========   ========

                                       First     Second       Third     Fourth
1997:                                 Quarter    Quarter     Quarter    Quarter
                                     --------   --------    --------   --------

Revenues                             $  8,242   $  9,064    $ 10,429   $  8,553
Net income (loss) applicable to
     common shareholders             $    349   ($   522)   $    697   ($ 1,878)
                                     ========   ========    ========   ========

Basic and Diluted earnings (loss)
per share:                           $    .05   ($   .07)   $    .09   ($   .25)
                                     ========   ========    ========   ========

1998:

      The first quarter loss applicable to common shareholders reflects a charge of $165,000 relating to the closing of four screens at a CineVista location. The results of the third quarter included a loss of $114,000 representing the Company's share in losses of unconsolidated affiliates. In the fourth quarter 1998, the Company closed a CineVista cinema as a result of damage sustained from hurricane Georges and recorded a write-off of $248,500 related to abandoned assets. Further, in the fourth quarter, the Company recorded a charge of $332,000 for previously capitalized project costs related to Australian development activities. Additionally, in the fourth quarter, the Company recorded income of $1,074,000 representing the Company's share of earnings in unconsolidated affiliates.

1997:

      First quarter revenues include $260,000 received from a third party as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods. Third Quarter income includes $615,000 received from Stater in return for REI's agreement not to provide consulting services for, nor own a controlling interest in, a business which competes with Stater for a period of one year. During the fourth quarter the Company concluded all obligations relating to SWS Industries. The Company had been a guarantor on various performance bonds issued on behalf of SWS. As a result of the conclusion of activities, $490,000 was recorded as income to reverse the provision for this matter recorded in prior years. Also, during the fourth quarter, Reading Australia wrote off $554,000 of previously capitalized project costs.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

NOTE 14 -- CAPITALIZATION

Common Stock

      Common Stock (par value $.001) is traded on the Nasdaq National Market system under the symbol RDGE and the Philadelphia Stock Exchange under the symbol RDG. The Articles of Incorporation include restrictions on the transfer of Common Stock which are intended to reduce the risk that an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, will occur, which change could reduce the amount of federal tax net loss carryforwards available to offset taxable income. The restrictions provide that any attempted sale, transfer, assignment or other disposition of any shares of Common Stock to any person or group who, prior to the transfer owns (within the meaning of the Code and such regulations) shares of Common Stock or any other securities of REI which are considered "stock" for purposes of Section 382, having a fair market value equal to or greater than 4.75% of the value of all outstanding shares of REI "stock" shall be void ab initio, unless the Board of Directors of the Company shall have given its prior written approval. The transfer restrictions will continue until January 1, 2003 (unless earlier terminated by the Company's Board of Directors).

Reading Entertainment Series A and Series B Cumulative Convertible Preferred
Stock

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

      Each share of Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $11.50 per share and each share of Series B Preferred Stock is convertible into shares of Common Stock at a price of $12.25 per share, at any time after April 15, 1998. The shares of Series A Preferred Stock are convertible prior to April 15, 1998 in the event that a change in control of the Company occurs. The Company also has the right to require conversion of the Series A Preferred Stock in the event that the average market price of the Common Stock over a 180- day period exceeds 135% of the conversion price of the Series A Preferred Stock. The Series B Preferred Stock has no mandatory conversion provisions. Citadel has certain registration rights with respect to the shares of the Common Stock to be received upon the conversion of the Series A Preferred Stock or the exercise of the Assets Put Option.

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

Reading Entertainment, Inc. and Subsidiaries

December 31, 1998
(amounts in tables in thousands, except shares and per share data)

quarterly periods (after April 15, 1998). In the event of a change in control of the Company, the holders of a majority of the Series A Preferred Stock may require redemption at a premium. The Series A Preferred Stock has not been included as Shareholders' Equity in the Company's Consolidated Balance Sheet due to the mandatory redemption provisions.

NOTE 15 -- FINANCIAL INSTRUMENTS

      During the fourth quarter of 1997, the Company entered into several foreign currency swaps and a currency forward position with a major bank. The agreements provided for the Company to receive $12,363,800 U.S. dollars ("USD") in return for the delivery of $18,659,300 Australian dollars ("AUD") in January 1998. The value of the contracts at December 31, 1997 was established by computing the difference between the contractual exchange rates of the swap and forward positions (AUD/USD) and the exchange rates in effect at December 31, 1997 and an unrealized gain of $220,000 was recorded in 1997 from these transactions which gain has been included in "Other income."

      During the first quarter of 1998, the currency positions and extensions thereof matured and the Company incurred a loss of approximately $670,000 which has been included in the Consolidated Statement of Operations as a component of "Other Expense".

NOTE 16 -- SUBSEQUENT EVENTS

      On March 18, 1999, the Company acquired the Royal George Theatre, a multi-stage theatre offering live "Off Broadway" type live performances. The $2,800,000 purchase was funded through application of a $1,300,000 deposit (made prior to December 31, 1998 and included as a component of "Other assets" in the Consolidated Balance Sheet), and seller provided purchase mortgage of $1,182,000 due May 2000.

                        Report of Independent Auditors

The Board of Directors and Shareholders
Reading Entertainment, Inc.


We have audited the accompanying consolidated balance sheets of Reading Entertainment, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reading Entertainment, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
March 18, 1999

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                              READING ENTERTAINMENT, INC.


                              By:  /s/ Robert F. Smerling
                                   ------------------------------------------
                                   Robert F. Smerling, President and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                    Title                               Date
---------                    -----                               ----


/s/ James J. Cotter                                              March 31, 1999
---------------------------                                     ----------------
James J. Cotter              Chairman and Director
                               (Principal Executive Officer)


/s/ S. Craig Tompkins                                            March 31, 1999
---------------------------                                     ----------------
S. Craig Tompkins            Vice Chairman and Director


/s/ James A. Wunderle                                            March 31, 1999
---------------------------                                     ----------------
James A. Wunderle            Executive Vice President, Chief
                               Financial Officer and Treasurer
                               (Principal Financial Officer)


/s/ David J. Brown                                               March 31, 1999
---------------------------                                     ----------------
David J. Brown               Controller
                               (Principal Accounting Officer)


/s/ Gregory R. Brundage                                          March 31, 1999
---------------------------                                     ----------------
Gregory R. Brundage          Director


/s/ Edward L. Kane                                               March 31, 1999
---------------------------                                     ----------------
Edward L. Kane               Director


/s/ John W. Sullivan                                             March 31, 1999
---------------------------                                     ----------------
John W. Sullivan             Director

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                              READING ENTERTAINMENT, INC.


                              By:
                                   ------------------------------------------
                                   Robert F. Smerling, President and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                    Title                               Date
---------                    -----                               ----



---------------------------                                     ----------------
James J. Cotter              Chairman and Director
                               (Principal Executive Officer)



---------------------------                                     ----------------
S. Craig Tompkins            Vice Chairman and Director



---------------------------                                     ----------------
James A. Wunderle            Executive Vice President, Chief
                               Financial Officer and Treasurer
                               (Principal Financial Officer)



---------------------------                                     ----------------
David J. Brown               Controller
                               (Principal Accounting Officer)



---------------------------                                     ----------------
Gregory R. Brundage          Director



---------------------------                                     ----------------
Edward L. Kane               Director



---------------------------                                     ----------------
John W. Sullivan             Director