Form 10-K/A
period 1998-12-31
READING ENTERTAINMENT INC
filed 1999-04-30
CIK 1023993

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 13, 1999, 7,449,364 shares of Common Stock were outstanding and the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $16,392,164.

Part I, Item 4 and Part III, Items 10 - 13 are amended in their entirety as set forth herein.

Part I

Item 4. Submission of Matters to a Vote of Security Holders.

        At the Company's 1998 Annual Meeting of Shareholders held on December 15, 1998, shareholders elected six directors. The results of the vote were as follows:

                                          For         Withheld
                                          ---         --------
             Gregory R. Brundage      11,933,110        7,260
             James J. Cotter          11,932,914        7,456
             Edward L. Kane           11,933,170        7,200
             Robert F. Smerling       11,932,854        7,516
             John W. Sullivan         11,933,170        7,200
             S. Craig Tompkins        11,933,064        7,306


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                         AGE             POSITION
----                         ---             --------
James J. Cotter(1)              61           Chairman of the Board of Directors, Chairman of the Executive Committee of the Board
                                             and a Director

S. Craig Tompkins               48           Vice Chairman of the Board of Directors and a Director

Robert F. Smerling              64           President and a Director

Gregory R. Brundage (2)(4)      55           Chairman of the Audit and Finance Committee of the Board and a Director

Edward L. Kane (1)(2)(3)(4)     61           Chairman of the Conflicts  Committee of the Board and a Director

John W. Sullivan (1)(2)(3)(4)   64           Chairman of the Compensation Committee of the Board and a Director

James A. Wunderle               47           Executive Vice President, Chief Financial Officer and Treasurer

------------------------

(1) Member of the Executive Committee. The Executive Committee is appointed annually by the Board of Directors and exercises the authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. The Executive Committee is also responsible for recommending to the Board of Directors nominees to be elected to the Board of Directors by the stockholders or by the Board of Directors in the case of vacancies which occur between meetings of the stockholders. The Executive Committee held no meetings in 1998.

(2) Member of the Audit and Finance Committee. The Audit and Finance Committee is appointed annually by the Board of Directors to recommend the selection of independent auditors, review the scope and results of the annual audit, review financial results and status, review and assess the adequacy of the Company's accounting practices, financial controls and reporting systems and assess the financial planning functions of the Company. During 1998 the Audit and Finance Committee held one meeting.

(3) Member of the Compensation Committee. The Compensation Committee is responsible for recommending to the Board of Directors remuneration for senior management and officers of the Company, recommending adoption of compensation plans and the granting of options under the Company's stock option plans. The Compensation Committee held one meeting during 1998.

(4) Member of the Conflicts Committee. The Conflicts Committee was formed in order to evaluate and make recommendations to the Board of Directors concerning matters in which the Board of Directors or management may have a conflict of interest. The Conflicts Committee held seven meetings in 1998.

     Mr. Cotter has been Chairman of the Board of Directors since December 1991, Chairman of the Company's Executive Committee since March 1993 and a director since September 1990. Mr. Cotter has been Chairman of the Board of Craig since 1988 and a director since 1985. Mr. Cotter has been a director and the Chairman of the Board of Citadel since 1991. Mr. Cotter is the Chairman and a director of Citadel Agricultural, Inc., a wholly-owned subsidiary of Citadel ("CAI"); the Chairman and a member of the Management Committee of each of the agricultural partnerships which constitute the principal assets of CAI (the "Agricultural Partnerships"); and the Chairman and a member of the Management Committee of Big 4 Farming LLC, a farm management company 80% owned by Citadel and formed to manage the Agricultural Partnerships. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987, Executive Vice President and a director of The Decurion Corporation (motion picture exhibition) since 1969 and a director of Stater Bros. Holdings Inc. and its predecessors from 1987 until September 1997. Mr. Cotter is the Managing Director of Visalia LLC, which holds a 20% interest in each of the Agricultural Partnerships and a 20% interest in Big 4 Farming, LLC. Mr. Cotter is a director and Executive Vice President of Pacific Theatres, a wholly-owned subsidiary of Decurion. Mr. Cotter also has a 50% ownership in Sutton Hill Associates, a partnership affiliated with City Cinemas Corporation, a motion picture exhibitor located in New York City ("City Cinemas"). Mr. Cotter is the General Partner of a family limited partnerships which is a general partner in Hecco Ventures, a California General Partnership. Hecco Ventures is a significant stockholder in Craig. (See Item 13, "Certain Relationships and Transactions," contained elsewhere herein.)

     Mr. Tompkins has been Vice Chairman since January 1997. Mr. Tompkins has been a Director of the Company since March 1993 and was President of the Company from March 1993 through December 1996. Mr. Tompkins is also President and Director of Craig and has served in such positions since March 1, 1993. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins has been a director of Citadel since May 1993 and a director of G&L Realty Corp., a New York Stock Exchange listed REIT (Real Estate Investment Trust), since December 1993 and currently serves as the Chairman of that company's Audit and Strategic Planning Committees. Since July 1994, Mr. Tompkins has been the Vice Chairman of Citadel, and currently serves as that company's Secretary/Treasurer and Principal Accounting Officer. Mr. Tompkins is also President and a Director of CAI, a member of the Management Committee of each of the Agricultural Partnerships and of Big 4 Farming, LLC, and serves for administrative convenience as an Assistant Secretary of Visalia LLC and BRI (a partner with CAI and Visalia LLC in each of the Agricultural Partnerships).

     Mr. Smerling has been a director since September 1997 and President of the Company since January 1997. Mr. Smerling has served as President of Reading Cinemas, Inc. since November 1994. Mr. Smerling also serves as the President of CineVista. Mr. Smerling served as President of Loews Theater Management Corporation, a subsidiary of Sony Corporation, from May 1990 until November 1994. Mr. Smerling also serves as President and Chief Executive Officer of City Cinemas. City Cinemas is an affiliate of James J. Cotter and has entered into an Executive Sharing Agreement with the Company with respect to the services of Mr. Smerling.

     Mr. Brundage has been a director of the Company since May 1996. Mr. Brundage has been a Managing Director of Furman Selz Incorporated since May 1996. From June 1987 through May 1996, Mr. Brundage was a Managing Director in the Investment Banking Division of PaineWebber Inc.

     Mr. Kane has been a director of the Company since 1989, Chairman of the Company's Conflicts Committee since September 1998 and served as Chairman of the Company's Audit and Finance Committee from October 1995 until September 1998. Mr. Kane is a law school instructor. Mr. Kane served as Vice President of SunSurgery Corporation from February through November 1995. From February 1993 through its acquisition by Sun Healthcare Group, Inc. in February 1995, Mr. Kane served as Chairman, Chief Executive Officer and a director of Altis Outpatient Services, Inc., which owned and operated ambulatory surgical centers. Mr. Kane served as President of the Company from December 1991 through January 1993 and was President of Craig from January 1988 through January 1993. Mr. Kane is a director of BDI Investment Corporation and, until June 1996, served as a director of Craig. Mr. Kane was the Chairman and President of BRI, which holds 40% interest in each of the Agricultural Partnerships, from December 29, 1997 to October 19, 1998.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities Exchange Commission (the "SEC"). The SEC rules also require such reporting persons to furnish the Company with a copy of all Section 16(a) forms they file.

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1998, all filing requirements applicable to its reporting persons were met.


ITEM 11.  EXECUTIVE COMPENSATION

     I.  Summary Compensation Table

     The following table shows, for the years ending December 31, 1998, 1997 and 1996, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in all capacities in which they served:

                                                                                          LONG TERM
                                        ANNUAL COMPENSATION (1)                             AWARDS
                     ---------------------------------------------------                  ----------
                                                                          OTHER ANNUAL                       ALL OTHER
                                               SALARY        BONUS        COMPENSATION       OPTIONS       COMPENSATION (2)
 NAME AND PRINCIPAL POSITION       YEAR         ($)           ($)              ($)             (#)              ($)
 -----------------------------    -------    ---------     ---------     --------------     ---------     --------------
James J. Cotter /(3)/               1998                                      150,000
 Chairman of the Board of           1997                    475,000           150,000          460,000
 Directors                          1996                                      150,000

S. Craig Tompkins /(4)/             1998      180,000
 Vice Chairman of the Board         1997      180,000                                           20,000
  of Directors                      1996      180,000

Robert F. Smerling                  1998      175,000
 President and Director             1997      175,000                                           35,000
                                    1997      175,000        60,000

B. John Rochester /(5)/             1998      122,660
 President and Chief Executive      1997      130,000
  Officer, Reading Entertainment    1996      156,620
  Australia Pty Ltd.

James A. Wunderle                   1998      175,000                                                          4,500
 Executive Vice President, Chief    1997      170,000         5,000                             17,000
  Financial Officer and Treasurer   1996      130,000        70,000

(1) While the executive officers enjoy certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus, unless otherwise so noted.

(2) Other compensation represents contributions under the Company's Employee Retirement Savings Plan.

(3) Mr. Cotter receives a fee for his services as Chairman of the Board of Directors of $150,000 per annum. The figures presented do not include amounts paid by Citadel for director's fees of $45,000 annually for the years 1998, 1997, and 1996 nor a bonus of $200,000 in 1998 for services provided to Citadel.

(4) Does not include amounts paid by Citadel for director's fees in both 1998 and 1997 of $40,000, respectively, and $35,000 in 1996, nor a bonus of $50,000 paid in 1998 for services provided to Citadel.

(5) Mr. Rochester's compensation is paid in Australian dollars, his base salary is A$200,000. The amounts presented in the table fluctuate due to fluctuations in the U.S. dollar / Australian dollar exchange rates at December 31 of the respective years presented. Mr. Rochester has resigned as the President and Chief Executive Officer of Reading Entertainment Australia.

          Directors who are not employees of the Company received an annual retainer of $24,000, except for the Chairmen of the Audit and Finance and Conflicts Committees and the Chairman of the Compensation Committee, each of whom received an annual retainer of $26,000. The Chairman of the Board receives an annual retainer of $150,000. No separate fees are paid for meetings of the Board or committee meetings.

          Mr. Tompkins is entitled to a severance payment equal to his annual base salary and continuation of medical and insurance benefits in the event that his employment is involuntarily terminated and no change in control of the Company has occurred. Mr. Tompkins is entitled to a severance payment equal to two years annual salary in the event that a change in control of the Company occurs.

          Mr. Rochester is employed under the terms of an employment contract with an initial term of two years beginning January 1, 1996, with automatic renewal terms of one year each. The agreement provides for an incentive payment to Mr. Rochester after the fourth anniversary of the agreement, based on a multiple of cash flow of the Company's Australian theater operations. Under the agreement, in the event Mr. Rochester's employment is terminated by the Company without cause, he will be entitled to receive such incentive payment plus 17 payments, each equal to his monthly remuneration, if such termination is during the initial term, or 11 such monthly payments if such termination is after the initial term. Mr. Rochester is entitled to receive a lump sum distribution of such amounts, as applicable, if the Company and Craig both withdraw from any material investment or involvement in the Australian operations and he is not granted employment under comparable terms. Mr. Rochester has resigned as the President and Chief Executive Officer of Reading Entertainment Australia.

          Messrs. Smerling and Wunderle are entitled to receive payment equal to twelve months of annual base salary in the event their individual employment with the Company is involuntarily terminated.

          II.  OPTION GRANT TABLE

     As of December 31, 1998, the Company had options outstanding under two Stock Option Plans, the 1992 Non-qualified Stock Option Plan (the "1992 Plan") and the 1997 Equity Incentive Plan (the "1997 Plan"). Each plan was approved by stockholders in the year of adoption. The 1997 Plan reserved 200,000 shares for grant and provides for one-fourth of the options granted to be exercisable on the first anniversary of the date of grant, and an additional one-fourth on each subsequent anniversary, unless the Compensation Committee of the Board of Directors (the "Committee"), in its discretion, decides otherwise.

     The 1992 Plan reserved 500,000 shares for grant and provides for one-third of options granted to be immediately exercisable, one-third exercisable on the first anniversary of the date of grant, and the final one-third exercisable upon the second anniversary date of the date of grant unless the Committee, in its discretion, decides otherwise.

     No options were granted under either Plan in 1998.

          III.  OPTION EXERCISES AND YEAR-END TABLE

          The following sets forth information with respect to the options held by the persons named in the Summary Compensation Table above as of December 31, 1998. No options were exercised by such persons during the fiscal year ended December 31, 1998 and none of the options held by such persons at December 31, 1998 had exercise prices which were below the market price of the Company's common stock as of that date. All of such options had an exercise price of $12.80 per share except for 265,232 vested, exercisable options held by Mr. Cotter which have an exercise price of $14.00 per share.

     Shareholders of the Company approved a grant of options on September 16, 1997 to James J. Cotter, Chairman of the Board of Directors of the Company (the "Cotter Options"). The Cotter Options are divided into three groups: options (the "Basic Options") to purchase up to 110,000 shares of Common Stock, which become exercisable in four equal installments commencing one year from the date of grant; options (the "Convertible Preferred Options") to purchase up to 260,000 shares of Common Stock, which become exercisable over a similar vesting schedule, but only in proportion to the number of shares of Convertible Preferred Stock which are converted into Common Stock; and options (the "Asset Put Options") to purchase up to 90,000 shares of Common Stock which become exercisable over a similar vesting schedule, but only in proportion to the number of shares of Common Stock which are issued pursuant to an asset put option which permits Citadel to require the Company to acquire substantially all of Citadel's assets in return for Common Stock. All shares granted under the Cotter Options have an exercise price of $12.80 per share.


                                FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF
                                                     UNEXERCISED OPTIONS
                                                         AT 12/31/98
                                                  -----------------------
                                                       # EXERCISABLE /
                      NAME                              UNEXERCISABLE
                     -------------------------    -----------------------
                     James J. Cotter /(1)/          293,232 /     432,500

                     S. Craig Tompkins                5,000 /      15,000

                     Robert F. Smerling               7,812 /      27,188

                     James A. Wunderle                4,250 /      12,750

     (1) Mr. Cotter's unexercisable options include all of the Convertible Preferred Options, Asset Put Options and the unvested portion of the Basic Options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Mr. Sullivan, Chairman of the Compensation Committee, served as the President and Chief Executive Officer of the Company from 1981 through 1986. Mr. Kane also a member of the Compensation Committee, served as President of the Company from December 1991 through January 1993. Messrs. Cotter and Tompkins each have a 1.6% beneficial interest and the Company has a 26% beneficial interest in BRI. Mr. Kane served as Chairman and President of BRI from December 29, 1997 through October 17, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK AND VOTING STOCK

          The following tables set forth certain information regarding the Common Stock and total voting stock (including the Series A Preferred Stock and the Series B Preferred Stock) of the Company owned on April 28, 1999 by (i) each person or group who is known by the Company to own beneficially more than 5% of any class of the Company's Voting Securities, (ii) each of the Company's directors and most highly compensated executive officers and (iii) all directors and officers of the Company as a group.

5% BENEFICIAL OWNERS

                                                     Voting Cumulative Convertible Preferred
                                 Common Stock             Series A              Series B
----------------------------------------------------------------------------------------------------------------
                             Amount  and              Amount and              Amount and               Percent
                             Nature of                Nature of               Nature of                of
Name and Address of          Beneficial    Percent    Beneficial   Percent    Beneficial   Percent     Voting
 Beneficial Owner            Ownership     of Class   Ownership    of Class   Ownership    of Class    Stock (1)
================================================================================================================
Craig Corporation
550 South Hope Street        9,655,312 (3)   80.87           0          0      550,000       100         77.96
Los Angeles, CA 90071 (2)
----------------------------------------------------------------------------------------------------------------

Citadel Holding Corporation
550 South Hope Street        2,241,349 (4)   23.13      70,000        100            0         0          5.03
Los Angeles, CA 90071
----------------------------------------------------------------------------------------------------------------

SECURITY OWNERSHIP OF MANAGEMENT

                                                         Amount and
                                                         Nature of
                                                         Beneficial         Percentage of      Percentage of
Name of Beneficial Owner                                 Ownership          Common Stock       Voting Stock (1)
----------------------------------------------------     ----------         -------------      -------------
James J. Cotter.....................................        326,232 (2)(5)           4.20              2.37
Gregory R. Brundage.................................          3,750 (6)                 *                 *
Edward L. Kane......................................         10,875 (7)(8)              *                 *
Robert F. Smerling..................................         15,625 (9)                 *                 *
John W. Sullivan....................................        134,531 (7)(10)          1.80              1.00
S. Craig Tompkins...................................         11,400 (2)(11)             *                 *
James A. Wunderle...................................          8,500 (12)                *                 *
All Directors and Officers As a Group (7 Persons)...        510,913 (13)             6.52              3.70

*    Percentages of less than one percent have not been indicated.

(1) Gives effect to the voting rights of 70,000 shares of Series A Preferred Stock and 550,000 shares of Series B Preferred Stock, all of which are owned by Citadel and Craig, respectively, both of which are entitled to cast 9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to stockholders of the Company.

(2) Craig filed a Schedule 13D dated June 19, 1989, stating that the shares have been purchased for investment purposes. Share information is presented based on a report filed on Form 4 with the SEC dated February 4, 1997. James J. Cotter is Chairman of the Board of the Company and Craig.
      S. Craig Tompkins is Vice Chairman of the Board of the Company and President of Craig. James J. Cotter is also a principal stockholder of Craig. Messrs. Cotter and Tompkins disclaim beneficial ownership of the Company's shares held by Craig.

(3) Includes 4,489,796 shares of Common Stock which may be acquired through the conversion of the Series B Preferred Stock.

(4) Includes 608,696 shares of Common Stock which may be acquired through the conversion of the Series A Preferred Stock and 1,632,653 shares of Common Stock which may be acquired through the exercise of the Asset Put Option. In accordance with the provisions of the Asset Put Option, Citadel may require the Company to purchase up to $30 million of Citadel assets and pay for such purchase through the issuance of Common Stock, the first $20 million of which is to be determined by valuing the Common Stock at $12.25 per share and the balance, if any, through the issuance of Common Stock valued at fair market value at the time of the exercise of the Asset Put Option. The amount set forth above includes only shares of Common Stock which will be issued to Citadel if the Company were required to purchase $20 million of Citadel assets pursuant to the exercise of the Asset Put Option.


(5) Includes 320,232 shares which may be acquired through the exercise of stock options exercisable within 60 days of April 28, 1999.

(6) Includes 3,750 shares which may be acquired through the exercise of stock options exercisable within 60 days of April 28, 1999.

(7) Includes 9,375 shares which may be acquired through the exercise of stock options exercisable within 60 days of April 28, 1999.

(8)   Includes 1,500 shares held in a retirement account.

(9) Includes 15,625 shares which may be acquired through the exercise of stock options exercisable within 60 days of April 28, 1999.

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

(11) Includes 10,000 shares which may be acquired through the exercise of stock options exercisable within 60 days of April 28, 1999. Excludes 200 shares held in Mr. Tompkins' wife's retirement plan and 500 shares held in a trust for Mr. Tompkins' minor child as to which Mr. Tompkins disclaims beneficial ownership.

(12) Includes 8,500 shares which may be acquired through the exercise of stock options exercisable within 60 days of April 28, 1999.

(13) Includes 376,857 shares which may be acquired through the exercise of stock options exercisable within 60 days of April 28, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Craig a publicly traded company listed on the New York Stock Exchange owns Common Stock and Convertible Preferred Stock comprising 78% of the voting securities of REI. The Chairman of the Company's Board of Directors, James J. Cotter, serves in the same position for Craig. S. Craig Tompkins, Vice Chairman and a director of the Company also serves as President and a director of Craig. Mr. Cotter owns capital stock of Craig representing 30.9% of the voting securities and is a general partner with Michael R. Forman in an investment partnership which owns capital stock comprising 16.7% of Craig's voting securities.

          Craig and the Company own 16.4% and 31.7%, respectively, of Citadel (See Note 5 to the Consolidated Financial Statements included elsewhere herein). Messrs. Cotter and Tompkins each serve as directors. Mr. Cotter serves as Chairman and Mr. Tompkins serves as Vice Chairman, Secretary and Chief Accounting Officer of Citadel. The Company utilizes the services of certain Citadel employees, including the President and Chief Executive Officer of Citadel, for real estate advisory services. The Company pays Citadel for such services at a rate which is believed to approximate the fair market value of such services. During 1998, the amount paid to Citadel for such services totaled $410,000.

          The Company directly owns 33.4% of Big 4 Ranch, Inc. ("BRI") and Craig owns 16% of BRI. On December 31, 1997, BRI (owning 40%), Citadel (owning 40%) and Visalia, LLC (a limited liability company controlled by James J. Cotter, the Chairman of the Board of REI, Craig, and Citadel, and owned by Mr. Cotter and certain members of his family) entered into three general partnerships (the "Partnerships"). On December 31, 1997 the Partnerships acquired an agricultural property (purchase price amounting to approximately $7.6 million) which property is improved with citrus trees. The Partnerships currently use Big 4 Farming LLC (Farming) to farm their properties. Farming is owned 80% by Citadel and 20% by Visalia, and it receives in consideration of its services reimbursement of its costs plus 5% of the net revenues of the farming operations after picking, packing and hauling. Farming, in turn, contracts with Cecelia Packing ("Cecelia"), a company wholly owned by Mr. Cotter, for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Cecelia also packs fruit for the Partnerships. The acquisition was financed by a ten year purchase money mortgage in the amount of $4.05 million, a line of credit from Citadel and pro-rata contributions from the partners. Through its holdings in BRI and Citadel, the Company owned approximately 26% of such Partnerships at December 31, 1997. In December 1998, the Partnerships suffered a freeze which destroyed the 1998-1999 crop. The Partnerships have no funds to make capital contributions to repay a $1,850,000 line of credit from Citadel or fund the estimated $2,640,000 required to fund costs associated with production of a 1999-2000 crop and complete the proposed 1999 planting other than to call upon the partner for funding. BRI has no funds or resources with which to provide such funding, other than to call upon its separate line of credit from Citadel. To date, Citadel has continued to provide the funding required by the Partnerships, but no assurances can be given that Citadel will continue to provide the funding. The Board of Directors and executive officers of BRI are comprised of three Craig directors, including Margaret Cotter, James Cotters = daughter and a member of Visalia, LLC. The Company and Craig own approximately 49% of BRI. In addition, Cecelia and a trust for the benefit of one of Mr. Tompkins children individually own shares of BRI which, when combined with the shares owned by Craig and the Company, result in a voting interest in excess of 50%.

          The Angelika Film Center ("AFC") is owned jointly by the Company and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan-based cinema operator owned in equal parts by James J. Cotter and Michael Forman. City Cinemas manages the AFC and two other cinemas operated by the Company pursuant to management agreements. Management fees paid to City Cinemas pursuant to the management agreements totaled $488,000 in 1998 and $370,000 in 1997. Robert F. Smerling, President of the Company, and Neil Sefferman, Vice President, Film of the Company, also serve in the same positions with City Cinemas.

          In December 1998, the Company and Sutton Hill entered into an Agreement in Principle to lease and operate four cinemas and manage three other cinemas all of which are located in Manhattan and which together constitute the City Cinemas circuit. In addition the Agreement in Principle provides for the acquisition by the Company of three live "Off Broadway" theaters also located in Manhattan. The Conflicts Committee of the Board of Directors (the "Conflicts Committee"), comprised entirely of directors independent of Messrs. Cotter and Forman, reviewed and negotiated the transaction. Consummation of the transaction is contingent upon, among other things, receipt of fairness opinions relating to the transactions and approval of REI's shareholders of the issuance of Common Stock for the acquisition of the "Off Broadway Theaters."

          It is anticipated that the Manhattan "Off Broadway" theaters, as well as another live theater owned by the Company will be booked and managed by Union Square Management, Inc., a live theater management company specializing in the booking and management of "Off Broadway" style live theaters. Margaret Cotter, daughter of Mr. James J. Cotter, is a Senior Vice President with Union Square Management, Inc. In December 1998 the Company guaranteed a $100,000 bank loan to Alan Schuster, the principal shareholder of Union Square Management, Inc.

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

          The Company has employed Ellen Cotter as Vice President, Business Affairs since April 1998. Prior thereto Ms. Cotter was an employee of Craig since August 1996. Ms. Cotter is the daughter of Mr. James J. Cotter, Chairman of the Board of Directors. In 1998 Ms. Cotter received compensation for her services to the Company in the amounts of $80,770 in salary, $25,000 in bonus, $11,148 in other annual compensation composed primarily of perquisites customary to an officer-level employee, and other compensation of $2,423 in the form of contributions to the Company's Employee Retirement Savings Plan. In 1997 Ms. Cotter was granted options for 10,000 shares of the Company's stock.

          In 1996 and 1997 the Company loaned Robert Smerling, President, a total of $70,000. The non-interest bearing loan is payable upon demand.


                                               READING ENTERTAINMENT, INC.


                                               BY:  /s/ James A. Wunderle
                                                    ------------------------
                                                    James A. Wunderle
                                                    Executive Vice President

April 28, 1999