Form 10-Q
period 1999-03-31
READING ENTERTAINMENT INC
filed 1999-05-14
CIK 1023993

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ________________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [ ]

There were 7,449,364 shares of Common Stock outstanding as of May 14, 1999.

                                     INDEX


                  READING ENTERTAINMENT, INC. AND SUBSIDIARIES


PART I. - FINANCIAL INFORMATION                                PAGE
-------------------------------                                ----

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets -- March 31, 1999
         (Unaudited) and December 31, 1998......................................................    3-4

      Condensed Consolidated Statements of Operations -- Three Months
         Ended March 31, 1999 and 1998 (Unaudited)..............................................      5

      Condensed Consolidated Statements of Cash Flows -- Three Months
         Ended March 31, 1999 and 1998 (Unaudited)..............................................      6

      Notes to Condensed Consolidated Financial Statements (Unaudited)..........................   7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  13-17

PART II. - OTHER INFORMATION
----------------------------

Item 6.      Exhibits and Reports on Form 8-K...................................................     18

Signatures   ...................................................................................     20




                        PART I - Financial Information

Item 1.  Financial Statements

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)


                                                                        (Unaudited)
                                                                         March 31,                December 31,
                                                                            1999                     1998*
                                                                            ----                     -----
Current Assets
Cash and cash equivalents                                               $ 51,526                 $ 58,593
Amounts receivable                                                           662                      575
Restricted cash                                                              931                      904
Inventories                                                                  212                      236
Prepayments and other current assets                                         897                      532
                                                                        --------                 --------
     Total current assets                                                 54,228                   60,840
                                                                        --------                 --------
Investments in unconsolidated affiliates                                  13,718                   12,819
Net investment in leased equipment                                         2,125                    2,125
Property held for development                                             36,448                   32,949
Property and equipment - net                                              38,635                   32,534
Note receivable from joint venture partner                                 3,041                    2,883
Other assets                                                               3,375                    4,729
Intangible assets:
   Beneficial leases - net of accumulated amortization of
    $4,339 in 1999 and $4,111 in 1998                                     12,569                   12,797
   Cost in excess of assets acquired - net of accumulated
       amortization of $1,586 in 1999 and $1,426 in 1998                  11,239                   10,611
                                                                        --------                 --------
                                                                         121,150                  111,447
                                                                        --------                 --------
                                                                        $175,378                 $172,287
                                                                        --------                 --------

* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements .

                See Notes to Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)





                                                                  (Unaudited)
                                                                   March 31,                  December 31,
                                                                     1999                         1998*
                                                                     ----                         -----

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                        $  1,760                 $  3,031
Accrued taxes                                                                557                      418
Accrued property costs and other                                           1,055                    1,734
Film rent payable                                                          1,313                    1,347
Note payable                                                                 153                      149
Short term debt                                                              606                      594
Purchase commitments                                                      11,409                    8,066
Other liabilities                                                            808                      123
                                                                        --------                 --------
     Total current liabilities                                            17,661                   15,462
                                                                        --------                 --------
Note payable                                                                 888                      920
Other liabilities                                                          6,058                    4,606
                                                                        --------                 --------
     Total long term liabilities                                           6,946                    5,526
                                                                        --------                 --------
Minority interests                                                         1,887                    1,927

Reading Entertainment Convertible Redeemable Series A                      7,000                    7,000
 Preferred Stock, par value $.001 per
  share,  stated value $7,000; Authorized, issued and
   outstanding - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock, par value
 $.001 per share,
  stated value $55,000; Authorized, issued and outstanding
   - 550,000 shares                                                             1                        1
Reading Entertainment preferred stock, par value $.001 per
 share:
  Authorized -9,380,000 shares:  None issued
Reading Entertainment common stock, par value $.001 per
 share:
  Authorized -25,000,000 shares: Issued and outstanding
   -7,449,364 shares                                                           7                        7
Other capital                                                            138,637                  138,637
Retained earnings                                                          8,156                    9,727
Accumulated other comprehensive income                                    (4,917)                  (6,000)
                                                                        --------                 --------
     Total shareholders' equity                                          141,884                  142,372
                                                                        --------                 --------
                                                                        $175,378                 $172,287
                                                                        --------                 --------



* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and  Subsidiaries
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)

                                                                       Three Months Ended
                                                                           March 31,
                                                                       ------------------
                                                                   1999                  1998
                                                                   ----                  ----
REVENUES:
Theater:
   Admissions                                                      $ 5,529               $ 6,410
   Concessions                                                       1,627                 2,056
   Advertising and other                                               313                   237
Real estate                                                             49                    42
Interest and dividends                                                 738                 1,328
                                                                   -------               -------
                                                                     8,256                10,073
                                                                   -------               -------

EXPENSES:
Theater costs                                                        5,803                 6,227
Theater concession costs                                               367                   437
Depreciation and amortization                                          986                   848
General and administrative                                           2,362                 2,117
                                                                   -------               -------
                                                                     9,518                 9,629
                                                                   -------               -------
(Loss) income from operations                                       (1,262)                  444
Equity in earnings of affiliates                                        90                   118
Other income (expense), net                                              2                  (632)
                                                                   -------               -------
Loss before minority interests and
   income taxes                                                     (1,170)                  (70)
Minority interests                                                      65                    94
                                                                   -------               -------
Loss before income taxes                                            (1,235)                 (164)
Income taxes                                                           222                   193
                                                                   -------               -------
Net loss                                                            (1,457)                 (357)
Less: Preferred stock dividends and amortization
   of asset put option                                              (1,083)               (1,079)
                                                                   -------               -------
Net loss applicable to common
   shareholders                                                     (2,540)               (1,436)
                                                                   -------               -------
Basic and diluted loss per share                                    $(0.34)               $(0.19)
                                                                   =======               =======


           See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 ------------------
                                                                                1999             1998
                                                                                ----             ----
OPERATING ACTIVITIES
Net (loss) income                                                                 $(1,457)      $(357)
Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
      Depreciation                                                                    589         452
      Amortization                                                                    397         386
      Deferred rent expense                                                            81         (51)
      Write off of capitalized development costs                                      142          13
       Loss on disposal of assets                                                       0         395
       Equity in earnings of affiliates                                               (90)       (118)
       Minority interests                                                              65          94
       Changes in operating assets and liabilities:
              (Increase) decrease in amounts receivable                               (84)        359
              Decrease (increase)  in inventories                                      26          (2)
              (Increase) decrease in prepayments and other current                   (386)        945
               assets
              Decrease in accounts payable and accrued expenses                    (1,763)     (2,827)
              (Decrease) increase in film rent payable                                (38)        246
              Increase (decrease) in other liabilities                                550         (46)
                                                                                 --------     -------
  Net cash used in operating activities                                            (1,968)       (511)
                                                                                 --------     -------


INVESTING ACTIVITIES

 Purchase of property held for development                                           (117)          0
 Purchase of property and equipment                                                (4,605)     (7,311)
 Acquisition of Royal George Theatre                                                  (37)          0
 Decrease in restricted cash                                                            0       3,093
 Decrease in purchase committment                                                      56           0
 Investment in joint venture                                                          (94)          0
                                                                                 --------     -------
  Net cash used in investing activities                                            (4,797)     (4,218)
                                                                                 --------     -------


FINANCING ACTIVITIES

 Note receivable from joint venture partner                                           (55)          0
 Minority interest distributions                                                     (107)        (56)
 Decrease in note payable                                                             (61)       (537)
 Payment of preferred stock dividends                                                (114)     (1,008)
                                                                                 --------     -------
  Net cash used in financing activities                                              (337)     (1,601)
                                                                                 --------     -------
Effect of exchange rate changes on cash and cash equivalents                           35          98
                                                                                 --------     -------
  (Decrease) in cash and cash equivalents                                          (7,067)     (6,232)
  Cash and cash equivalents at beginning of year                                   58,593      92,870
                                                                                 --------     -------
  Cash and cash equivalents at end of period                                     $ 51,526     $86,638
                                                                                 ========     =======

                                     See Notes to Condensed Consolidated Financial Statements.


Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1999
(amounts in tables in thousands)


NOTE 1 -- BASIS OF PRESENTATION

     Reading Entertainment, Inc. ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company") is in the business of developing and operating multiplex cinemas in the United States, Puerto Rico, Australia, and New Zealand and of developing, and eventually operating cinema based entertainment centers in Australia and New Zealand. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty., Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit") and through Reading New Zealand Limited's ("Reading New Zealand") participation in a cinema joint venture operating under the Berkley Cinemas name in New Zealand. The Company's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name and in New Zealand under the Reading New Zealand Limited name. In addition, the Company has recently expanded into the live theater business and currently owns, or has agreements to acquire, four live theaters, consisting of seven auditoriums, located in Manhattan and Chicago, and to license a fifth live theater located in San Francisco. These live theaters are designed for the presentation of "Off Broadway" type productions and typically have auditoriums with less than 600 seats. The Company is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania and holds certain property for sale located primarily in Philadelphia and owns certain leased equipment which it leases to third parties.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.


NOTE 2  --  ACQUISITION ACTIVITIES

     On March 18, 1999 the Company acquired a four auditorium live theater complex in Chicago, which operates under the name "The Royal George Theatre" for approximately $2,800,000 of which $1,200,000 of the purchase price was financed with a purchase money mortgage due in May 2000. Also, in March 1999, the Company entered into an agreement to license the use of the Marines Theater in San Francisco through May 2001.

     In December 1998, the Company entered into an Agreement in Principle (the "Agreement in Principle") to lease and operate four cinemas all of which are located in Manhattan (herein as referred as the "Circuit") and to acquire three live "Off Broadway" theaters also located in Manhattan. Pursuant to the Agreement in Principle, the Company will also acquire the 16.7% interest in the Angelika Film Center in Manhattan not already owned by it and certain management rights with respect to three other cinemas located in Manhattan (the lease transaction, the management rights and the minority interest in the Angelika are collectively referred to as the "Cinema Transactions").

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1999
(amounts in tables in thousands)

     The Company will lease the Circuit for an initial term of ten years and the Company will acquire, in consideration of an option payment of $5 million ($4 million of which is payable eighteen months from closing), the right to purchase, at the end of the initial term of the lease, the Circuit for a purchase price of $48 million (including option fee). The Circuit includes the fee interests underlying two of the cinemas. The Company will acquire the 16.7% interest in the Angelika for $4.5 million, which purchase price will be paid in a ten-year installment sale note. The Company has agreed to provide to the sellers, at the election of the sellers, standby credit facilities of up to $32,500,000 maturing in 10 years. Borrowings under the credit facilities cannot be made prior to eighteen months following the closing of the transaction.

     It is anticipated that the Company will acquire the three live theaters in exchange for approximately 1.1 million shares of Common Stock valued at $9.00 per share. The closing price of the Common Stock on December 2, 1998 was $9.00, the date the Agreement in Principle was approved by the Company. If any of the conditions to REI's obligation to issue Common Stock are not satisfied, the acquisition will close on a cash basis, for a purchase price of approximately $9.9 million.

     In connection with the Cinemas Transactions, the Company has made a deposit of $1,000,000. Such deposit is included as a component of "Other Assets" in the Condensed Consolidated Balance Sheets.

     Closing of the transactions are subject to certain conditions, including approval by the Conflicts Committee of the Board of Director's of the definitive documentation memorializing the transaction, and the issuance of fairness opinions.


NOTE 3 --  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company owned 2,113,673 shares of common stock of Citadel Holding Corporation (together with its wholly owned subsidiaries "Citadel") representing an ownership interest of approximately 31.7% at March 31, 1999. The Company accounts for its investment in the Citadel common stock by the equity method. Citadel's net earnings for the three months ended March 31, 1999 were $470,000 and the Company's share of such earnings was $88,000, which amount is included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1999 as "Equity in earnings of affiliate." Citadel's assets and liabilities totaled $35,179,000 and $10,968,000, respectively, at March 31, 1999. The carrying value of the Company's investment at March 31, 1999 approximates the Company's underlying equity in the net assets of Citadel. The closing price of Citadel's common stock on the American Stock Exchange at March 31, 1999 was $3.25 per share.

     The Company owns 2,226,173 shares of common stock of Big 4 Ranch, Inc.
("BRI") representing an ownership interest of approximately 33.4%.   BRI owns a
40% interest in three agricultural partnerships which own agricultural land located in California. A company controlled and owned by the Chairman of the Board of the Company and certain members of his family owns a 20% interest in the partnerships and Citadel owns the remaining 40% interest in the partnerships. The Company accounts for its investment in the BRI common stock by the equity method. BRI's net loss for the three months ended March 31, 1999 totaled $118,000; the Company did not record its share of such loss as the carrying value of its investment in BRI had previously been reduced to $0. The Company has no obligation to fund BRI's operating losses. BRI's deficit equity approximated $20,000 at March 31, 1999.

     Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). WPG owns a shopping center located near Melbourne, Australia. WPG's net income for the quarter ended March 31, 1999 totaled $4,000 and the Company's $2,000 share of the net income has been included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1999
as "Equity in earnings of affiliate."   WPG's  assets and

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1999
(amounts in tables in thousands)

liabilities totaled $10,870,000 and $7,911,000, respectively, at March 31, 1999. The carrying amount of the Company's 50% interest approximates half of the appraised value of WPG.

     Reading New Zealand owns a 50% interest in two joint ventures, (the "NZ JVs"), one with a cinema operator and one with a property developer in New Zealand. The results of the operation of the NZ JV's for the three months ended March 31, 1999 were immaterial.

     At March 31, 1999, the assets of the NZ JVs consisted of two multiplex cinemas (a five screen cinema on owned land and a four screen leased cinema), a
1.764 acre property located in Wellington, which was acquired as a possible entertainment center site and a parcel on which a 4 screen cinema is being constructed and is expected to open during the third quarter of 1999. The Wellington property is subject to a $1,126,000 loan. The Company is responsible for 50% of such indebtedness.

     The Company has entered into contracts to acquire a .215 acre site and a 1,086 stall parking garage each located adjacent to the Wellington property.
The aggregate commitment of the Company under these agreements is $8,230,000. The Company has conveyed to its joint venture partner in the Wellington property the option to acquire a 50% interest in the adjacent land and parking garage at an exercise price equal to 50% of the Company's costs of acquiring and holding these properties. This option expires on November 30, 1999.

     The carrying value of each of the Company's equity investments was as follows:


                     (Unaudited)
                      March 31,   December 31,
                        1999          1998
                   ---------------------------
Citadel                 $ 8,247        $ 8,159
BRI                           0              0
WPG/1/                    1,530          1,483
NZ JVs/2/                 3,941          3,177
                   ---------------------------
Total                   $13,718        $12,819

     The carrying value of the Company's foreign currency denominated assets will fluctuate due to changes in the exchange rates between the Australian, New Zealand and U.S. dollars.


-----------------
/1/     Does not include a loan to the joint venture partner of approximately
$1,849,000 and $1,769,000 at March 31, 1999 and December 31, 1998, respectively.
/2/     Does not include a loan to the joint venture partner of approximately
$1,192,000 and $1,114,000 at March 31, 1999 and December 31, 1998, respectively.

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1999
(amounts in tables in thousands)

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                           (Unaudited)
                                                            March 31,   December 31,
                                                              1999          1998
                                                         ---------------------------
Land/1/                                                       $ 1,089        $   378
Buildings                                                       3,181          1,858
Leasehold improvements                                         20,585         20,522
Equipment                                                       8,969          8,792
Construction-in-progress and property development costs        10,160          5,714
                                                         ---------------------------
                                                               43,984         37,264
Less:  Accumulated depreciation                                (5,349)        (4,730)
                                                         ---------------------------
                                                              $38,635        $32,534
                                                         ===========================

     The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the Australian, New Zealand and U.S. dollar.


NOTE 5 -- INCOME TAXES

      The Company recorded $15,000 and $14,000 in state and local income tax expense for the three months ended March 31, 1999 and 1998, respectively, related to earnings from the Domestic Cinemas. The Company recorded tax provisions of $207,000 and $179,000 for the three months ended March 31, 1999 and 1998, respectively, related to foreign withholding taxes which will be paid if certain intercompany loans are repaid.


NOTE 6 -- COMMON STOCK TRANSFER RESTRICTIONS

     REI common stock (par value $.001) ("Common Stock") is traded on the Nasdaq National Market under the symbol RDGE and the Philadelphia Stock Exchange under the symbol RDG. The Company's Articles of Incorporation include restrictions on the transfer of Common Stock which are intended to reduce the risk that an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, will occur, which change could reduce the amount of federal tax net loss carry forwards available to offset taxable income. The restrictions provide that any attempted sale, transfer, assignment or other disposition of any shares of Common Stock to any person

------------------
/1/     Does not include land held for development, which is included in
"Property held for development" in the Condensed Consolidated Balance Sheets.

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1999
(amounts in tables in thousands)

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


NOTE 7 -- LOSS PER SHARE

     Net loss available to common shareholders reflects the reduction for dividends declared on the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"), and for dividends that have accumulated but have not been declared on the Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (collectively, the "Convertible Preferred Stock") and for amortization of the value of an estimate of an asset put option (the "Asset Put Option").

     The weighted average number of shares used in the computation of basic loss per share were 7,449,364 in 1999 and 1998. Diluted loss per share is calculated by dividing net loss income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and the Asset Put Option. During the first quarter of 1999 and 1998 the Company recorded a net loss available to shareholders of $1,457,000 and $357,000, respectively, therefore, the stock options, the Convertible Preferred Stock and the Asset Put Option, were anti-dilutive.


NOTE 8 -- PURCHASE COMMITMENTS

     At March 31, 1999 the Company had commitments for major capital expenditures, property purchase commitments, and purchase money debt commitments for 1999 and thereafter which totaled approximately $68,600,000 inclusive of approximately $57,400,000 related to Australia and New Zealand projects. Included in this amount are projected construction and equipment expenditures of approximately $46,300,000 for 1999, consisting of $25,300,000 to construct seven cinemas with a total of 64 screens on leased land, which are anticipated to be completed in 1999, $11,400,000 to close certain property purchase commitments, $9,600,000 to construct an entertainment center with a 10 screen cinema on land owned by the Company which is expected to be completed in 1999. With respect to periods subsequent to 1999, the Company has a development commitment of approximately $21,100,000 relating to an entertainment center in Australia and a $1,200,000 purchase commitment due in May 2000 (See Note 2).

     The U.S. dollar cost of such Australia and New Zealand projects was based on a conversion rate of .6315 U.S. dollars to each Australian dollar and a conversion rate of .5389 U.S. dollars to each New Zealand dollar. At March 31, 1999 the Company has not utilized forward contracts to hedge or offset exposure to market risks arising from changes to foreign exchange rates. Accordingly, amounts reflect as commitments may fluctuate based upon foreign exchange rates at the time of payments.

     Pursuant to the provisions of the Agreement in Principle (See Note 2), if the Company completes the Cinemas Transaction, the Company will be required to provide the existing owners, with a ten-year line of credit of up to $32,500,000 commencing 18 months from the conclusion of the transaction and will be required to pay $4,000,000 pursuant to a deferred option fee 18 months from closing. While no assurances can be given that the transaction will be concluded, management presently anticipates closing to occur in the second quarter of 1999, in which case such amounts would be funded in late 2000 or early 2001.

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
March 31, 1999
(amounts in tables in thousands)

     The Agreement in Principle contemplates the acquisition of certain live theater assets, in exchange for stock. However, under certain circumstances, the Company could be required to fund the Theater Acquisition with a cash payment of approximately $9,900,000. While no assurances can be given that the Theater Acquisition will be completed, management presently anticipates closing of the transaction in the second quarter of 1999 and that the transaction will be structured as a stock transaction and not as a cash transaction.

     Under the terms of the joint venture agreement with WPG (see Note 3), the Company has guaranteed approximately $3,600,000 of WPG debt.


NOTE 9 -- COMPREHENSIVE INCOME

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

     The following sets forth the Company's comprehensive income or loss for the periods shown:

                                 Three Months
                                Ended March 31,
                                 1999     1998
                             ------------------
Net loss                       ($1,457)   ($357)
Other comprehensive income       1,083      494
                             ---------  -------
Comprehensive (loss) income      ($374)  $  137
                             =========  =======


NOTE 10  --  SEGMENT INFORMATION

     The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, for the three months ended March 31:



                           Real Estate      Cinema     Corporate and
1999                       Development    Operations    Eliminations    Consolidated
------------------------------------------------------------------------------------
Revenues                          $   0        $7,469          $  787        $ 8,256
Operating (Loss)                   (748)         (197)           (317)        (1,262)

1998
-------------------------
Revenues                          $   0        $8,703          $1,370        $10,073
Operating (Loss) income            (571)          575             440            444

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has elected to focus its theater development and related real estate development activities in two principal areas, the development and operation of state of the art multiplex cinemas in Puerto Rico, the United States, Australia, and New Zealand, and the development and operation in Australia and New Zealand of entertainment centers typically consisting of a multiplex cinema, complementary restaurant and retail uses, and self contained parking.

RESULTS OF OPERATIONS

     Due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities and the results of operations of five new cinemas opened since January 1, 1998, historical revenues and earnings have varied significantly. The Company's entertainment center developments are in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty-four months from the time that all development approvals have been secured. Management believes that historical financial results may not be indicative of future operating results.

     Theater Revenues are comprised of Admissions, Concessions and Advertising and other revenues. "Theater costs," "Theater concession costs" collectively "Theater Operating Expense" reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's cinema operations. "General and Administrative" expenses are presented without consideration of intercompany management fees.

     Theater Revenues, Theater Operating Expenses, and General and Administrative expenses for each of the three month periods ended March 31, were as follows:

                                               DOMESTIC
1999                             CINE VISTA    CINEMAS      AUSTRALIA     CORPORATE/1/       TOTAL
                                 --------------------------------------------------------------------
Theater Revenue                  $2,721,000   $2,906,000  $  1,794,000   $      48,000   $  7,469,000

Theater Operating Expense         2,518,000    2,233,000     1,419,000                      6,170,000

Depreciation and Amortization       520,000      271,000       182,000          13,000        986,000

General & Administrative            185,000      133,000    824,000/2/    1,220,000/3/      2,362,000
                               ----------------------------------------------------------------------
                                  ($502,000)  $  269,000     ($631,000)    ($1,185,000)   ($2,049,000)
                               ======================================================================

                                               DOMESTIC
1998                             CINE VISTA    CINEMAS     AUSTRALIA     CORPORATE/1/       TOTAL

                               ----------------------------------------------------------------------
Theater Revenue                  $4,372,000   $2,658,000  $  1,667,000   $       6,000   $  8,703,000

Theater Operating Expense         3,259,000    2,181,000     1,224,000               0      6,664,000

Depreciation and Amortization       420,000      251,000       170,000           7,000        848,000

General & Administrative            392,000      133,000   663,000/2/          929,000      2,117,000
                               ----------------------------------------------------------------------
                                 $  301,000   $   93,000     ($390,000)      ($930,000)     ($926,000)
                               ======================================================================

/1/    Corporate operations reflect net revenue from the operation of the Royal
George Theatre (1999 only) and corporate overhead.

/2/    Includes $666,000 and $571,000 of General and Administrative expenses associated with Reading Australia's real estate development segment for the three months ended March 31, 1999 and March 31, 1998, respectively.

/3/    Includes $82,000 of expenses associated with New Zealand operations.

CineVista
---------

          CineVista's Theater Revenues decreased approximately 37.8% or $1,651,000 to $2,721,000 in the three months ended March 31, 1999 from $4,372,000 in the corresponding prior year period. The decrease is primarily a result of more favorable film product in the first quarter of 1998 and a $327,000 reduction in the current year quarter as a result of the net effect of the closing of an eight screen cinema at one location in the second quarter of 1998, the closing of four screens at two locations in the first quarter of 1998, offset by the opening of an eight screen cinema in the second quarter of 1998. CineVista is constructing a twelve screen cinema on a leased property in the San Juan metropolitan area which is expected to open in the fourth quarter of 1999. CineVista is also currently in negotiation to build an additional ten screen cinema at an existing location. At March 31, 1999 and 1998, CineVista operated 46 screens at seven locations and 44 screens at seven locations, respectively.

          CineVista's Theater Operating Expenses decreased approximately 22.8% or $741,000 to $2,518,000 for the three months ended March 31, 1999 from $3,259,000 in the corresponding prior year period. The decrease from the prior year period is attributable to expense items which vary directly with the Theater Revenue of CineVista.

          CineVista's General and administrative expenses decreased approximately 52.8% or $207,000 to $185,000 for the three months ended March 31, 1999 from $392,000 in the corresponding prior year period. The total for the quarter ended March 31, 1998 included a $165,000 charge relating to the closing of four screens during the period. The charge was comprised of a $395,000 loss on leasehold improvements net of a reversal of a $230,000 provision for deferred rent.

Domestic Cinemas
----------------

          Domestic Cinemas' Theater Revenues increased approximately 9.3% or $248,000 to $2,906,000 for the three months ended March 31, 1999 from $2,658,000 in the corresponding prior year period in part due to the inclusion in the current year period of the Tower Theater in Sacramento, California which commenced operations in November 1998. The Company is currently negotiating a transaction to lease sixteen screens at four locations in Manhattan (See note
2). Closing of the transaction is expected to occur in the second quarter of 1999. In May 1999, the Company commenced operation of a twelve screen cinema in Manville, New Jersey. The Company has leased an additional eight screen cinema in Buffalo, New York with operations expected to commence in the second quarter of 1999. At March 31, 1999 and March 31, 1998, the Domestic Cinemas operated 22 screens at four locations and 19 screens at three locations respectively.

          Theater Operating Expenses increased approximately 2.4% or $52,000 to $2,233,000 for the three months ended March 31, 1999 from $2,181,000 in the corresponding prior year period, primarily as a result of the inclusion of the Tower Theater in the current period.

          The Domestic Cinemas' General and Administrative expenses remained consistent with the corresponding prior year period.

Australia
---------

          Theater Revenues for Australian operations increased approximately 7.6% or $127,000 to $1,794,000 for the three months ended March 31, 1999 from $1,667,000 in the corresponding prior year period. A four screen cinema commenced operations in November 1998 and is included in the results for the three months ended March 31, 1999. Reading Australia is currently constructing an entertainment center on land owned by the Company. The complex will include a 10 screen cinema and entertainment related retail space with operations expected to commence in the fourth quarter of 1999. Reading Australia is also constructing 40 screens at five leased locations with five screens at one location to commence operations in the second quarter of 1999, 5 screens at another location expected to commence operations in the third quarter 1999, and thirty screens at three locations expected to commence operation in the fourth quarter 1999. At March 31, 1999 and 1998, Reading Australia operated 21 screens at four locations and 16 screens at three locations, respectively.

          Theater Operating Expenses for Australian operations increased approximately 15.9% or $195,000 to $1,419,000 for the three months ended March 31, 1999 from $1,224,000 in the corresponding prior year period. The increase reflects results of the recently opened cinema, including increased advertising costs associated with promoting the new location.

          General and Administrative costs increased approximately 24.3% or $161,000 to $824,000 for the three months ended from $663,000 in the corresponding prior year period. The increase primarily related to increased payroll costs, office expenses and carrying costs of land held for development associated with continued expansion of operations and development activities in Australia.

Corporate
---------

          General and Administrative costs (net of amounts associated with the New Zealand operations) increased approximately 22.5% or $209,000 to $1,138,000 for the three months ended March 31, 1999 from $929,000 in the corresponding prior year period primarily as a result of increased payroll costs, travel and entertainment costs and office expenses associated with the Company's expansion of operations and development activities.

          Real estate revenues include rental income and the net proceeds of sales of the Company's real estate in the United States which the Company is liquidating. Future real estate revenues may increase as larger properties are sold.

          "Interest and dividend" revenues were as follows in each of the three month periods ended March 31.

                              1999           1998
                           ----------     ----------
                            $738,000      $1,328,000

          The decrease in "Interest and dividend" revenues is primarily a result of a reduction in average investable fund balances for the three months ended March 31, 1999 as compared to the corresponding prior year period due to increasing investment in the Company's development projects.

Equity in Earnings of Affiliates
--------------------------------

          "Equity in earnings of affiliates" include earnings from the Company's investment in Citadel, BRI, WPG and the NZ JVs. "Equity in earnings of affiliate" decreased $28,000 to $90,000 from $118,000 in the three months ended March 31, 1999 verses the corresponding prior year period. In the first quarter of 1999 "Equity in earnings of affiliate" included equity earnings of $88,000 from the Company's investment in Citadel and $2,000 from WPG. In the first quarter of 1998 "Equity in earnings of affiliate" included equity earnings of $60,000 from the Company's investment in Citadel, $85,000 from WPG and a loss of $27,000 from BRI.

Other (expense) Income
----------------------

          "Other income" totaled $2,000 in the three months ended March 31, 1999 verses "Other expense" of $632,000 in the corresponding prior year period.
Other expense in the prior year was comprised primarily of losses on foreign currency derivative contracts. The Company does not presently have any foreign currency derivative positions.

Minority Interests
------------------

          "Minority interests" for the three months ended March 31, 1999 and 1998 includes $61,000 and $59,000, respectively from minority shares in a Domestic Cinema, and $4,000 and $35,000, respectively from minority interests in Reading Australia cinemas net income.

Income Tax Provision
--------------------

          Income tax expense in the current three month period includes an accrual for foreign withholding taxes of $207,000 which will be paid if certain intercompany loans are repaid and state and local taxes of $15,000. Income tax expense in the prior year's first quarter includes a $179,000 provision for foreign withholding taxes and $14,000 for state and local taxes.

Net loss
--------

          As a result of the above described factors the Company recorded a "Net loss" of $1,457,000 and $357,000 for the three months ending March 31, 1999 and 1998, respectively, an increase in the loss of approximately $1,100,000.

The increase is comprised primarily of a decrease in Theater Operating Income of $914,000 (Theater Revenues less Theater Operating Expenses and Depreciation and Amortization), and a $590,000 reduction in "Interest and dividend" revenue, a $245,000 increase in "General and Administrative" expenses and an increase of $634,000 in "Other income."

Net Income Applicable to Common Stockholders
--------------------------------------------

          In each of the three month periods ended March 31, 1999, "Net loss applicable to common stockholders" has been reduced by the 6.5% per annum dividend on the $62,000,000 stated value of the Company's Convertible Preferred Stock and amortization of an asset put option issued to Citadel. The provision for "Preferred stock dividends and amortization of an asset put option" includes approximately $894,000 of accumulated dividends on the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). No dividend with respect to the Series B Preferred Stock has been declared as of this date for the quarter ended March 31, 1999, and no decision has been made as to when such accumulated dividends will be paid. All of the Series B Preferred Stock is held by Craig Corporation, which corporation owns approximately 78% of the Company's voting stock.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1999, the Company had cash and cash equivalents of $51,526,000 all of which are anticipated to be deployed in furtherance of the Company's cinema and entertainment center development programs. The Company's total commitments exceed the Company's available liquid funds. However, the Company believes that it has sufficient cash on hand to complete the projects and acquisitions currently scheduled for completion in 1999. This includes the anticipated addition of 50 screens in Australia (increasing the screen count in that market from 21 to 71 screens), 36 screens in the United States (increasing the screen count from 22 to 58 screens), 12 screens in Puerto Rico (increasing the screen count from 46 to 58 screens) and four screens in New Zealand (increasing the screen count from 9 to 13 screens). The Company plans to leverage these assets as they commence operations, and to use the proceeds from such financings to continue the development program in the year 2000. The Company estimates that the total development cost of all of its cinema and entertainment center projects will exceed $230,000,000. In the event that debt financing cannot be obtained on terms acceptable to the Company, consideration will be given to seeking joint venture partners, issuing debt or equity securities, delaying development of certain projects and/or selling land currently held for development, or other assets. The Company is also in discussions with various lenders concerning the possibility of securing construction period finance. The Company does not currently consider any of its development assets to be held for sale.

          At March 31, 1999, the Company had total commitments of $105,100,000. Of this amount, it is currently anticipated that approximately $46,300,00 will be funded in 1999, and approximately $58,800,00 will be funded in or after 2000. Included among these commitments is a $32,500,000 credit facility to be made available by the Company and a $4,000,000 option payment to be funded in connection with the New York Acquisition (see Note 2) (both of which are unlikely to be funded before the fourth quarter of 2000); a contractual obligation to construct an entertainment center in Australia, at an estimated remaining cost of $21,100,000 (currently anticipated to be completed in late 2000 or early 2001), an $8,230,000 obligation to purchase a 1,086 stall parking structure and a 0.215 acre site located in central Wellington, and a $3,179,000 obligation to acquire additional open land in New Zealand.

          The following summarizes the major sources and uses of cash funds in the three months ended March 31:

1999:
----

          "Unrestricted cash and cash equivalents" decreased $7,067,000 from $58,593,000 at December 31, 1998 to $51,526,000 at March 31, 1999. Working
capital decreased $8,811,000 from $45,378,000 at December 31, 1998 to $36,567,000 at March 31, 1999.

          While not necessarily indicative of its results of operations determined under generally accepted accounting principles, CineVista's, the Angelika's and Reading Australia's (net of minority interest of $65,000) operating cash flow (income or loss before depreciation and amortization and consideration of general and administrative expenses) of $1,186,000 contributed to the Company's liquid funds for the three months ended March 31, 1999. Other principal sources of liquid funds in the current year quarter were $738,000 in "Interest and Dividend" income and an increase in other liabilities of $550,000.

          In addition to operating and general and administrative expenses, other uses of liquid funds in the three months ended March 31, 1999 included $4,605,000 in property and equipment, $117,000 of property held for development, a net decrease in "Accounts payable and accrued expenses of $1,763,000," payment of preferred stock dividends of $114,000 and a net increase in "Prepaids and other current assets" of $386,000.

1998:
----

          "Unrestricted cash and cash equivalents" decreased $6,231,000 from $92,870,000 at December 31, 1997 to $86,639,000 at March 31, 1998. Working
capital decreased $3,762,000 from $87,126,000 at December 31, 1997 to $83,364,000 at March 31, 1998.

          While not necessarily indicative of its results of operations determined under generally accepted accounting principles, Cine Vista's, the Angelika's and Reading Australia's (net of minority interest of $94,000) operating cash flow (income or loss before depreciation and amortization and consideration of general and administrative expenses) of $1,939,000 contributed to the Company's liquid funds for the three months ended March 31, 1998. Other principal sources of liquid funds in the three month period were $1,328,000 in "Interest and dividend" income, a net decrease in "Amounts receivable" of $359,000, a net decrease in "Prepayments and other current assets" of $945,000 and a net decrease in "Restricted cash" of $3,093,000.

          In addition to operating and general and administrative expenses, other uses of liquid funds in the three months ended March 31, 1998 included $3,712,000 of property and equipment purchases, a net decrease in "Accounts payable and accrued expenses," of $2,827,000, a net decrease in "Purchase commitments" of $3,599,000, payment of preferred stock dividends of $1,008,000, and a net decrease in "Notes payable" of $537,000.

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

     3(ii)By-laws of Reading Entertainment, Inc., as amended.

     4.1 Certificate of Designations, Preferences and Rights of Series A Voting Cumulative Convertible Preferred Stock and Series B Voting Cumulative Convertible Preferred Stock of Reading Entertainment, Inc. (Incorporated by reference to Exhibit G to the Proxy
          Statement/Prospectus included in Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

     10.1*Reading Company 1992 Nonqualified Stock Option Plan, as amended.
          (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

     10.2 Asset Put and Registration Rights Agreement dated October 15, 1996 by and among Reading Entertainment, Inc., Citadel Holding Corporation, and Citadel Acquisition Corp., Inc. (Incorporated by reference to
          Exhibit 10.15 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.3 Limited Liability Company Agreement between Angelika Cinemas, Inc. and Sutton Hill Associates dated August 27, 1996. (Incorporated by reference to Exhibit 10.32 to Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

     10.4 Management Agreement dated as of August 27, 1996 between Angelika Film Centers, LLC and City Cinemas Corporation. (Incorporated by reference to Exhibit 10.33 to Reading Entertainment, Inc.'s Registration Statement on Form S-4, File No. 333-13413.)

     10.5 Purchase Agreement between Equipment Leasing Associates 1995-VI Limited Partnership and FA, Inc. effective December 20, 1996. (Incorporated by reference to Exhibit 10.27 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.6 Master Lease Agreement between FA, Inc. and Equipment Leasing Associates 1995-VI Limited Partnership dated December 20, 1996. (Incorporated by reference to Exhibit 10.28 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.7 Nonrecourse Promissory Note between FA, Inc. and Equipment Leasing Associates 1995-VI Limited Partnership effective December 20, 1996. (Incorporated by reference to Exhibit 10.29 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.8 Lease Rental Purchase Agreement between FA, Inc. and Ralion Financial Services, Inc. dated December 31, 1996. (Incorporated by reference to
          Exhibit 10.30 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.)

     10.9*Non-Qualified Stock Option Agreement dated April 18, 1997 by and between Reading Entertainment, Inc. and James J. Cotter. (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

     10.10*Reading Entertainment, Inc. 1997 Equity Incentive Plan.
          (Incorporated by reference to Exhibit A to Reading Entertainment, Inc.'s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on August 21, 1997.)

     10.11Master Management Agreement between Angelika Holding, Inc. and City
          Cinemas Corporation dated November 26, 1997. (Incorporated by reference to Exhibit 10.29 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.)

     10.12Agreement by and among Pubic Transport Corporation, Reading
          Properties Pty Ltd, and Mackie Group Pty Ltd for development at the Frankston Railway Station dated May 28, 1998. (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

     10.13Agreement in Principle between Reading Entertainment, Inc. and City
          Cinemas dated December 2, 1998.

     27.1 Financial Data Schedule for the quarter ended March 31, 1999.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the reporting period.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    READING ENTERTAINMENT, INC. REGISTRANT


Date:    May 17, 1999  By:        /s/ James A. Wunderle
         ------------       -------------------------------
                            James A. Wunderle
                            Executive Vice President, Chief
                            Financial Officer and Treasurer
                            (Duly Authorized Officer and
                            Principal Financial Officer)

Date:    May 17, 1999  By:  /s/ David J. Brown
         ------------       -------------------------------
                            David J. Brown
                            Controller
                            (Principal Accounting Officer)