Form 10-Q
period 1999-06-30
READING ENTERTAINMENT INC
filed 1999-08-16
CIK 1023993

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               ________________

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange
          Act of 1934

For quarterly period ended June 30, 1999

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

Yes [X]  No [_]

There were 7,449,364 shares of Common Stock outstanding as of August 10, 1999.

                                     INDEX


                 READING ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION                                                                   PAGE
-------------------------------                                                                   ----
Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets -- June 30, 1999
         (Unaudited) and December 31, 1998......................................................   3-4

      Condensed Consolidated Statements of Operations -- Three Months and Six Months
         Ended June 30, 1999 and 1998 (Unaudited)...............................................     5

      Condensed Consolidated Statements of Cash Flows -- Six Months
         Ended June 30, 1999 and 1998 (Unaudited)...............................................     6

      Notes to Condensed Consolidated Financial Statements (Unaudited)..........................  7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.. 13-20

PART II. - OTHER INFORMATION
----------------------------

Item 6.   Exhibits and Reports on Form 8-K...................................................... 21-22

Signatures......................................................................................    23

                        PART I - Financial Information


 Item 1. Financial Statements

 Reading Entertainment, Inc. and Subsidiaries
 Condensed Consolidated Balance Sheets
 (in thousands, except share and per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
                                                                                     June 30,         December 31,
                                                                                       1999              1998 *
-------------------------------------------------------------------------------------------------------------------
Current Assets

Cash and cash equivalents                                                            $36,388               $58,593
Amounts receivable                                                                       541                   575
Restricted cash                                                                          976                   904
Inventories                                                                              229                   236
Prepayments and other current assets                                                     859                   532

-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                             38,993                60,840
-------------------------------------------------------------------------------------------------------------------

Investments in unconsolidated affiliates                                              16,807                12,819
Net investment in leased equipment                                                     2,125                 2,125
Property held for development                                                         30,080                32,949
Property and equipment - net                                                          57,048                32,534
Notes receivable from joint venture partners                                           3,191                 2,883
Other assets                                                                           3,046                 4,729
Intangible assets:
   Beneficial leases - net of accumulated amortization of $4,568
       in 1999 and $4,111 in 1998                                                     12,340                12,797
   Cost in excess of assets acquired - net of accumulated
       amortization of $1,744 in 1999 and $1,426 in 1998                              11,725                10,611

-------------------------------------------------------------------------------------------------------------------
                                                                                     136,362               111,447
-------------------------------------------------------------------------------------------------------------------
                                                                                    $175,355              $172,287
===================================================================================================================

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


                 See Notes to Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)
                                                                                                       June 30,     December 31,
                                                                                                         1999          1998 *
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                                        $  1,368        $3,031
Accrued taxes                                                                                                368           418
Accrued property costs and other                                                                           4,554         1,734
Film rent payable                                                                                          2,268         1,347
Note payable                                                                                               1,931           743
Purchase commitments                                                                                       4,234         8,066
Other liabilities                                                                                            256           123

------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                            14,979        15,462
------------------------------------------------------------------------------------------------------------------------------

Note payable                                                                                               2,392           920
Other liabilities                                                                                          5,090         4,606

------------------------------------------------------------------------------------------------------------------------------
     Total long term liabilities                                                                           7,482         5,526
------------------------------------------------------------------------------------------------------------------------------

Minority interests                                                                                         1,904         1,927

Reading Entertainment Convertible Redeemable Series A Preferred Stock, par value $.001                     7,000         7,000
  per share,  stated value $7,000; Authorized, issued and outstanding - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock, par value $.001 per share,
  stated value $55,000; Authorized, issued and outstanding - 550,000 shares                                    1             1
Reading Entertainment preferred stock, par value $.001 per share:
  Authorized -9,380,000 shares:  None issued                                                                   0             0
Reading Entertainment common stock, par value $.001 per share:
  Authorized -25,000,000 shares: Issued and outstanding -7,449,364 shares                                      7             7
Other capital                                                                                            138,637       138,637
Retained earnings                                                                                          8,309         9,727
Accumulated other comprehensive income                                                                    (2,964)       (6,000)

------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                          143,990       142,372
------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $175,355      $172,287
==============================================================================================================================

* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


            See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except shares and per share amounts)

                                                                       Three Months Ended                   Six Months Ended
                                                                            June 30,                            June 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                    1999               1998              1999               1998
---------------------------------------------------------------------------------------------------------------------------------
REVENUES:
Theater:
   Admissions                                                    $  6,716            $  6,187        $  12,245          $  12,597
   Concessions                                                      2,085               1,874            3,712              3,930
   Advertising and other                                              393                 328              706                565
Real estate                                                            80                 170              129                212
Interest and dividends                                                700               1,154            1,438              2,482
---------------------------------------------------------------------------------------------------------------------------------
                                                                    9,974               9,713           18,230             19,786
---------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Theater costs                                                       7,234               6,130           13,037             12,357
Theater concession costs                                              435                 420              802                857
Depreciation and amortization                                       1,091                 894            2,077              1,742
General and administrative                                          2,971               2,357            5,333              4,474
---------------------------------------------------------------------------------------------------------------------------------
                                                                   11,731               9,801           21,249             19,430
---------------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations                                      (1,757)                (88)          (3,019)               356
Equity in earnings of affiliates                                    2,524                  (8)           2,614                110
Other (expense) income, net                                          (121)                 185            (119)              (447)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interests and
   income taxes                                                       646                  89             (524)                19
Minority interests                                                    113                  65              178                159
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) income before income taxes                              533                  24             (702)              (140)
Income taxes                                                          266                 214              488                407
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     267                (190)          (1,190)              (547)
Less: Preferred stock dividends and amortization
   of asset put option                                             (1,082)             (1,076)          (2,165)            (2,155)
---------------------------------------------------------------------------------------------------------------------------------
Net (loss) applicable to common
   shareholders                                                     ($815)            ($1,266)         ($3,355)           ($2,702)
=================================================================================================================================

Basic and diluted (loss) per share                                 ($0.11)             ($0.17)          ($0.45)            ($0.36)
=================================================================================================================================

            See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)


                                                                                                          Six Months Ended
                                                                                                               June 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1999               1998
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net loss                                                                                               ($1,190)            ($547)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation                                                                                       1,302               970
      Amortization                                                                                         775               772
      Deferred rent expense                                                                                161                56
      Write off of capitalized acquisition and development costs                                           479                 0
      Loss on disposal of assets                                                                             0               423
      Equity in earnings of affiliates                                                                  (2,614)             (110)
      Minority interests                                                                                   178               158
      Changes in operating assets and liabilities:
              Decrease (increase) in amounts receivable                                                     43              (314)
              Decrease (increase) in inventories                                                            12               (43)
              (Increase) decrease in prepayments and other current assets                                 (269)              430
              Decrease in accounts payable and accrued expenses                                           (593)           (1,835)
              Increase (decrease)  in film rent payable                                                    907               (40)
              (Decrease) increase in other liabilities                                                    (287)              118
---------------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                                                 (1,096)               38
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Purchase of property held for development                                                                 (385)                0
Purchase of property and equipment                                                                     (15,812)          (16,644)
Decrease in restricted cash                                                                                 29             3,474
(Decrease) increase in purchase committment                                                             (6,665)            3,056
Investment in Joint Ventures                                                                              (650)           (3,508)
---------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                                (23,483)          (13,622)
---------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Payment of preferred stock dividends                                                                      (228)           (1,121)
Minority interest distributions                                                                           (207)             (161)
Note receivable from New Zealand joint venture                                                            (109)                0
Payments of notes payable                                                                                 (133)             (574)
Net proceeds from notes payable                                                                          2,712                 0
---------------------------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                                                  2,035            (1,856)
---------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                                               339              (155)
---------------------------------------------------------------------------------------------------------------------------------
  Decrease in cash and cash equivalents                                                                (22,205)          (15,595)

  Cash and cash equivalents at beginning of year                                                        58,593            92,870
---------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                                           $36,388           $77,275
---------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

NOTE 1 -- BASIS OF PRESENTATION

         Reading Entertainment, Inc. ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company") is in the business of developing and operating multiplex cinemas in the United States, Puerto Rico, Australia, and New Zealand and of developing, and eventually operating cinema based entertainment centers in Australia and New Zealand. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly-owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty., Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit") and through Reading New Zealand Limited's ("Reading New Zealand") participation in a cinema joint venture operating under the Berkley Cinemas name in New Zealand. The Company's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name and in New Zealand under the Reading New Zealand Limited name. In addition, the Company has recently expanded into the live theater business and currently owns one live theater, consisting of four auditoriums in Chicago, and has licensed rights to operate a second live theater located in San Francisco. The Company is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania, holds certain property for sale located primarily in Philadelphia and owns certain leased equipment which it leases to third parties.

         The financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

NOTE 2 -- ACQUISITION ACTIVITIES

         On March 18, 1999, the Company acquired a four auditorium live theater complex in Chicago which operates under the name "The Royal George Theatre" for approximately $2,800,000 of which $1,182,000 of the purchase price was financed with a purchase money mortgage due in May 2000. Also, in March 1999, the Company entered into an agreement to license the use of the Marines Theater in San Francisco through May 2001.

         In December 1998, the Company entered into an Agreement in Principle (the "Agreement in Principle") to lease and operate four cinemas located in Manhattan and to acquire three live "Off Broadway" theaters also located in Manhattan and the 16.7% interest in the Angelika Film Center in Manhattan not already owned by it and certain management rights with respect to three other cinemas located in Manhattan (collectively the "City Cinemas transaction"). This transaction is under ongoing review by the Company. It is anticipated that the transaction will close by the end of the current year.

         In connection with the City Cinemas transaction, the Company made a deposit of approximately $1,000,000, which amount is included as "Other assets" in the Company's Consolidated Balance Sheet at June 30, 1999. The assets to be leased or acquired under the City Cinemas transaction are owned jointly by James
J. Cotter, the Chairman of the Board of the Company, and Michael Forman, a major shareholder of Craig Corporation, which corporation owns approximately 78% of the Company's voting stock. Responsibility for the review and approval of the City Cinemas transaction has been delegated to an independent committee of the REI Board of Directors, and, as that transaction continues to be under the review of that committee, no assurances may be given that the transaction will be completed. However, the Company is continuing to work with City Cinemas with the goal of consummating the transaction by the end of the year.

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)


NOTE 3 --  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company owned 2,113,673 shares of common stock of Citadel Holding Corporation (together with its wholly-owned subsidiaries "Citadel") representing an ownership interest of approximately 31.7% at June 30, 1999. The Company accounts for its investment in the Citadel common stock by the equity method. Citadel's net earnings for the six months ended June 30, 1999 were $8,474,000 and the Company's share of such earnings was $2,564,000, which amount is included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1999 as "Equity in earnings of affiliate." Citadel's assets and liabilities totaled $34,912,000 and $566,000, respectively, at June 30, 1999. The carrying value of the Company's investment at June 30, 1999 approximates the Company's underlying equity in the net assets of Citadel. The closing price of Citadel's common stock on the American Stock Exchange at June 30, 1999 was $4.75 per share.

     The Company owns 2,226,173 shares of common stock of Big 4 Ranch, Inc. ("BRI") representing an ownership interest of approximately 33.4%. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. A company controlled and owned by the Chairman of the Board of the Company and certain members of his family owns a 20% interest in the partnerships and Citadel owns the remaining 40% interest in the partnerships. The Company accounts for its investment in the BRI common stock by the equity method. BRI's net loss for the six months ended June 30, 1999 totaled $113,000. The Company did not record its share of such loss as the carrying value of its investment in BRI had previously been reduced to $0. The Company has no obligation to fund BRI's operating losses.

     Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). WPG owns a shopping center located near Melbourne, Australia. WPG's net loss for the six months ended June 30, 1999 totaled approximately $46,000 and the Company's $23,000 share of the loss has been included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 1999 as "Equity in earnings of affiliate." WPG's assets and liabilities totaled $11,225,000 and $8,209,000, respectively, at June 30, 1999. Reading Australia has guaranteed one-half of WPG's total of approximately $7,500,000 of bank debt, which amount totals approximately $3,750,000. The carrying amount of the Company's 50% interest approximates half of the estimated value of WPG.

     At June 30, 1999, Reading New Zealand owned a 50% interest in two joint ventures, (the "NZ JVs"), one with a cinema operator and one with a property developer in New Zealand. The assets of the NZ JVs consisted of two multiplex cinemas (a five screen cinema on owned land and a four screen leased cinema), a
1.764 acre property located in Wellington, which was acquired as a possible entertainment center site and a parcel on which a four screen cinema is being constructed and is expected to open during the third quarter of 1999. The Wellington joint venture property is subject to a $1,192,000 loan, one-half of which was borrowed by a wholly-owned subsidiary of Reading New Zealand. In July 1999, Reading New Zealand acquired 100% ownership in the Wellington property by acquiring the interest held by the Company's joint venture partner for approximately $1,616,000. In addition to the property interest, the Company's joint venture partner relinquished rights to acquire a 50% interest in certain other properties owned by Reading New Zealand in Wellington. The Company's share of the earnings of the NZ JV's totaled $73,000 for the six months ended June 30, 1999.

     Reading New Zealand has entered into contracts to acquire a .215 acre site adjacent to the Wellington property and a 16-acre site which the Company acquired as a possible entertainment center site. The aggregate purchase

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

commitment of the Company under these agreements is $4,234,000. In June 1999, Reading New Zealand completed the purchase of a 1,086 stall parking garage located adjacent to the Wellington property for $7,261,000.

     The carrying value of each of the Company's equity investments was as follows:

                                 (Unaudited)
                                June 30, 1999     December 31, 1998
                              ----------------    -----------------

          Citadel                  $10,723             $ 8,159
          BRI                            0                   0
          WPG/1/                     1,578               1,483
          NZ JVs/2/                  4,506               3,177
                              ----------------    -----------------
          Total                    $16,807             $12,819
                              ================    =================

     The carrying value of the Company's foreign currency denominated assets will fluctuate due to changes in the exchange rates between the Australian, New Zealand and U.S. dollars.

NOTE 4 -- PROPERTY AND EQUIPMENT


Property and equipment consisted of the following:          (Unaudited)
                                                           June 30, 1999       December 31, 1998
                                                         ---------------    --------------------
Land/3/                                                          $ 2,622                 $   378
Buildings                                                          8,306                   1,858
Leasehold improvements                                            27,575                  20,522
Equipment                                                         11,447                   8,792
Construction-in-progress and property development costs           13,192                   5,714
                                                         ---------------           -------------
                                                                  63,142                  37,264
Less:  Accumulated depreciation                                   (6,094)                 (4,730)
                                                         ---------------           -------------
                                                                 $57,048                 $32,534
                                                         ===============           =============

_______________________________


/1/ Does not include a loan to the joint venture partner of approximately $1,967,000 and $1,769,000 at June 30, 1999 and December 31, 1998, respectively.

/2/ Does not include a loan to the joint venture partner of approximately $1,224,000 and $1,114,000 at June 30, 1999 and December 31, 1998, respectively.

/3/ Does not include land held for development of $30,080,000 and $32,949,000 at June 30, 1999 and December 31, 1998, respectively, which is included in "Property held for development" in the Condensed Consolidated Balance Sheets.

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

     The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the Australian, New Zealand and U.S. dollar.

NOTE 5 -- INCOME TAXES

      The Company is required to pay federal alternative minimum tax ("AMT"). AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards. For the six months ended June 30, 1999 and 1998, the provision for income taxes includes AMT expense of $23,000 and $0, $42,000 and $31,000 in state and local income tax expense, related to earnings from the Domestic Cinemas and $423,000 and $376,000, related to foreign withholding taxes which will be paid if certain intercompany loans are repaid.

NOTE 6 -- COMMON STOCK TRANSFER RESTRICTIONS

     REI common stock (par value $.001) ("Common Stock") is traded on the Nasdaq National Market under the symbol RDGE and the Philadelphia Stock Exchange under the symbol RDG. The Company's Articles of Incorporation include restrictions on the transfer of Common Stock which are intended to reduce the risk that an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, will occur, which change could reduce the amount of federal tax net loss carry forwards available to offset taxable income. The restrictions provide that any attempted sale, transfer, assignment or other disposition of any shares of Common Stock to any person or group who, prior to the transfer, owns (within the meaning of the Code and such regulations) shares of Common Stock or any other securities of REI which are considered "stock" for purposes of Section 382, having a fair market value equal to or greater than 4.75% of the value of all outstanding shares of REI "stock" shall be void ab initio, unless the Board of Directors of the Company shall have given its prior written approval. The transfer restrictions will continue until January 1, 2003 (unless earlier terminated by the Company's Board of Directors).

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

     The weighted average number of shares used in the computation of basic loss per share were 7,449,364 for both the three and six months ended June 30, 1998 and 1999. Diluted loss per share is calculated by dividing net loss income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and the Asset Put Option.
During the three and six month periods ending June 30, 1999 and 1998 the Company recorded net losses applicable to common shareholders of $815,000, $3,355,000, $1,266,000 and $2,702,000, respectively. Therefore, the stock options, the Convertible Preferred Stock and the Asset Put Option, were anti-dilutive.

NOTE 8 -- PURCHASE COMMITMENTS

     At June 30, 1999, the Company had commitments for major capital expenditures, property purchase commitments and purchase money debt commitments for 1999 and thereafter which totaled approximately $62,000,000 inclusive of approximately $55,200,000 related to Australia and New Zealand projects. Included in this amount are expenditures of approximately $35,000,000
(inclusive of accrued expenses of $3,600,000) in 1999, consisting of $26,500,000 to complete construction of eight cinemas with a total of 77 screens which are anticipated to commence

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)


operations in 1999 (inclusive of a new domestic 12-screen cinema which commenced operations in May 1999 and a five screen cinema in Australia which commenced operation in June 1999), $1,700,000 for the construction of a 50% owned three screen cinema, $1,400,000 for property purchase commitments and $5,400,000 for entertainment center site preparation costs. With respect to periods subsequent to 1999, the Company has a development commitment of approximately $21,100,000 relating to an entertainment center in Australia, a $2,900,000 purchase commitment and a $1,200,000 purchase money mortgage due in May 2000 and other projects anticipated to aggregate approximately $1,800,000. The totals set forth above do not include commitments associated with the City Cinemas transaction, which transaction requires the commitment of up to $36,500,000, eighteen months after closing.

     The U.S. dollar cost of such Australia and New Zealand projects was based on a conversion rate of .6619 U.S. dollars to each Australian dollar and a conversion rate of .5299 U.S. dollars to each New Zealand dollar. At June 30, 1999, the Company has not utilized forward contracts to hedge or offset exposure to market risks arising from changes to foreign exchange rates. Accordingly, amounts reflected as commitments may fluctuate based upon foreign exchange rates at the time of payments.

     Under the terms of the joint venture agreement with WPG (see Note 3), the Company has guaranteed approximately $3,750,000 of WPG's $7,500,000 debt which matured in June 1999. The lender has extended the maturity date to October 1999. WPG is presently seeking replacement financing. No assurances can be given that such refinancing will be available from third party sources.

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


     The following sets forth the Company's comprehensive (loss) income for the periods shown:

                                                         Three Months                    Six Months
                                                         Ended June 30,                  Ended June 30,
                                                      1999           1998            1999            1998
                                                   -------------------------      ------------------------------
Net income (loss)                                  $  267              ($190)     ($1,190)                 ($547)

Other comprehensive income (loss) net of tax        1,953             (2,088)       3,036                 (1,594)
                                                   -------------------------      ------------------------------
Comprehensive income (loss)                        $2,220            ($2,278)     $1,846                 ($2,141)
                                                   =========================      ==============================

Reading Entertainment, Inc. and Subsidiaries

Notes to Condensed Financial Statements (unaudited)
June 30, 1999
(amounts in tables in thousands)

NOTE 10  --  SEGMENT INFORMATION

     The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, for the three and six months ended June 30, 1999:

                                                                     Corporate
                                     Real Estate        Cinema          and
     Three months ended June 30:     Development       Operations    Eliminations    Consolidated
     --------------------------      -------------------------------------------------------------
     1999
     ----
          Revenues                     $      0        $ 9,194        $    780       $  9,974
          Operating loss                  ($956)          ($24)          ($777)       ($1,757)
     1998
     ----
          Revenue                      $      0        $ 8,389        $  1,324       $  9,713
          Operating (loss) income         ($535)         ($402)       $     45           ($88)


                                                                   Corporate
                                     Real Estate      Cinema          and
     Six Months ended June 30:       Development    Operations     Eliminations     Consolidated
     ----------------------------   ------------------------------------------------------------
     1999
     ----
          Revenues                      $      0      $16,663      $  1,567         $ 18,230
          Operating (loss)               ($1,704)       ($221)      ($1,094)         ($3,019)
     1998
     ----
          Revenues                      $      0      $17,092      $  2,694         $ 19,786
          Operating (loss) income        ($1,106)     $   977      $    485         $    356

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has elected to focus its theater development and related real estate development activities in two principal areas, the development and operation of state of the art multiplex cinemas in Puerto Rico, the United States, Australia, and New Zealand, and the development and operation in Australia and New Zealand of entertainment centers typically consisting of a multiplex cinema, complementary restaurant and retail uses, and self contained parking. In addition, the Company recently expanded into the live theater business and owns one live theater in Chicago and has licensed rights to operate a second theater in San Francisco.

Results of Operations

     Due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities, and the results of operations of eight new cinemas opened since the fourth quarter of 1997, historical revenues and earnings have varied significantly. The Company's entertainment center developments are in the early stage of development and generally will not produce income or cash flow for at least eighteen to twenty-four months from the time that all development approvals have been secured. Management believes that historical financial results may not be indicative of future operating results.

     Theater Revenues are comprised of Admissions, Concessions and Advertising and other revenues. "Theater costs" and "Theater concession costs," collectively "Theater Operating Expenses," reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's cinemas. "General and Administrative" expenses are presented without consideration of intercompany management fees.

                    Six Months Ended June 30, 1999 and 1998
                    ---------------------------------------

     Theater Revenues, Theater Operating Expenses, and General and Administrative expenses for the six month periods ended June 30 1999 and 1998, were as follows:

Six months ended June 30:

                                               DOMESTIC
1999                             CINE VISTA    CINEMAS/1/      AUSTRALIA        CORPORATE/2/       TOTAL
----                             --------------------------------------------------------------------------
Theater Revenue                  $6,047,000    $6,682,000  $    3,934,000      $           0   $ 16,663,000
Theater Operating Expense         5,531,000     5,259,000       3,049,000                  0     13,839,000
Depreciation and Amortization     1,038,000       627,000         388,000             24,000      2,077,000
General & Administrative            423,000       240,000       1,822,000/ 3/      2,848,000      5,333,000
                                 --------------------------------------------------------------------------
                                  ($945,000)   $  556,000     ($1,325,000)       ($2,872,000)   ($4,586,000)
                                 ==========================================================================


                                               DOMESTIC
 1998                            CINE VISTA    CINEMAS         AUSTRALIA        CORPORATE          TOTAL
-----                            --------------------------------------------------------------------------
Theater Revenue                  $8,275,000    $5,529,000  $    3,288,000       $          0   $ 17,092,000
Theater Operating Expense         6,480,000     4,297,000       2,437,000                  0     13,214,000
Depreciation and Amortization       875,000       509,000         344,000             14,000      1,742,000
General & Administrative            608,000       288,000       1,383,000          2,195,000      4,474,000
                                 --------------------------------------------------------------------------
                                 $  312,000    $  435,000       ($876,000)       ($2,209,000)   ($2,338,000)
                                 ==========================================================================

_________________
/1/ Domestic Cinemas operations includes the results of the Royal George Theatre subsequent to acquisition on March 13, 1999.

/2/ Corporate operations include the non-joint venture operations of Reading New Zealand and corporate overhead. For the six month and three month periods ending June 30, 1999, New Zealand expenses totaled $212,000 and $130,000, respectively.

/3/ Includes $1,473,419 and $1,106,338 of General and Administrative expense associated with Reading Australia's real estate development segment for the six months ended June 30, 1999 and 1998, respectively.

CineVista
---------

     CineVista's Theater Revenues decreased approximately 26.9% or $2,228,000 to $6,047,000 in the six months ended June 30, 1999 from $8,275,000 in the corresponding prior year period. The decrease is due in part to more favorable film product in the first quarter of 1998 and an $800,000 reduction in the current year as a result of the effect of the closing of a six screen cinema in 1998, the closing of four screens at two other locations in the first quarter of 1998, offset by the opening of an eight screen cinema in the second quarter of 1998. This new cinema contributed an additional $529,000 in revenues in the six months ended June 30, 1999 versus the contribution in the prior year period. CineVista is constructing a twelve screen cinema on a leased property in the San Juan metropolitan area which is expected to open in the fourth quarter of 1999. CineVista is also in negotiations to build an additional ten screen cinema at an existing location. At June 30, 1999 and 1998, CineVista operated 44 screens at seven locations and 50 screens at eight locations, respectively.

     CineVista's Theater Operating Expenses decreased approximately 14.7% or $949,000 to $5,531,000 for the six months ended June 30, 1999, from $6,480,000 in the corresponding prior year period. The decrease from the prior year period is attributable to expense items which vary directly with the Theater Revenue (cost of concession and film rental as a percentage of revenues decreased approximately .9% in the current six month period) and a reduction in fixed costs associated with the operation of one less site.

     CineVista's General and Administrative expenses decreased approximately 30.4% or $185,000 to $423,000 for the six months ended June 30, 1999, from $608,000 in the corresponding prior year period. General and Administrative expenses for the six months ended June 30, 1998 included a $165,000 charge relating to the closing of four screens during the period. The charge was comprised of a $395,000 loss on leasehold improvements net of a reversal of a $230,000 provision for deferred rent.

Domestic Cinemas
----------------

     Domestic Cinemas' Theater Revenues increased approximately 20.9% or $1,153,000 to $6,682,000 for the six months ended June 30, 1999, from $5,529,000 in the corresponding prior year period in part due to the inclusion in the current year period of the results of the Tower Theater in Sacramento, California which commenced operations in November 1998, the inclusion of the results of the Royal George live theater which was acquired in March 1999, the inclusion of the results of a new twelve screen cinema located in Manville, New Jersey, which opened May 16, 1999 and increased revenues at the Company's cinemas in Houston and Minneapolis. The Company has leased an additional eight screen cinema in Buffalo, New York which cinema commenced operations July 1999. At June 30, 1999 and 1998, the Domestic Cinemas operated 34 screens at five locations and 19 screens at three locations respectively.

     Theater Operating Expenses increased approximately 22.4% or $962,000 to $5,259,000 for the six months ended June 30, 1999, from $4,297,000 in the corresponding prior year period, primarily as a result of the inclusion of the newly opened cinemas and theater in the current period.

     The Domestic Cinemas' General and Administrative expenses were $48,000 less in the six months ended June 30, 1999 than in the year prior period six month period due primarily to reduced management fees paid to operate certain domestic cinemas.

Australia
---------

     Theater Revenues for Australian operations increased approximately 19.7% or $646,000 to $3,934,000 for the six months ended June 30, 1999 from $3,288,000 in the corresponding prior year period. Approximately $450,000 of the increase resulted from the contribution of two new cinemas in the current six month period, a five screen cinema which opened in November 1998 and a five screen cinema which commenced operations in June 1999. Reading Australia is currently constructing an entertainment center on land owned by the Company. The complex will include a ten screen cinema and entertainment related retail space with operations expected to commence in the fourth quarter of 1999. Reading Australia is also constructing 35 screens at four leased locations with a five screen cinema expected to commence operations in the third quarter 1999, and the remainder expected to commence operation in the fourth quarter

1999. At June 30, 1999 and 1998, Reading Australia operated 26 screens at five locations and 16 screens at three locations, respectively.

     Theater Operating Expenses for Australian operations increased approximately 25.1% or $612,000 to $3,049,000 for the six months ended June 30, 1999 from $2,437,000 in the corresponding prior year period. Operating expense categories which vary proportionately with revenues increased, as a percentage of revenues, by approximately 6.8% due primarily to increased film rent. Fixed operating costs increased as a result of the addition of the two new cinemas in the six months ended June 30, 1999.

     General and Administrative costs increased approximately 31.7% or $439,000 to $1,822,000 for the six months ended June 30, 1999 from $1,383,000 in the corresponding prior year period. The increase primarily related to increased payroll costs of approximately $280,000 and an increase in development cost write-offs of $200,000 offset slightly by expense reductions in certain other expense categories.

Corporate
---------

     General and Administrative costs (net of $212,000 associated with the New Zealand operations in the six months ending June 30, 1999) increased approximately 20.1% or $441,000 to $2,636,000 for the six months ended June 30, 1999 from $2,195,000 in the corresponding prior year period primarily as a result of the writeoff of $479,000 in acquisition and development expenses in 1999.

Real Estate
-----------

     Real estate revenues include rental income and the net proceeds of sales of the Company's real estate in the United States which the Company is liquidating. Such revenues are not included in the results of the Company's real estate segment (see Note 10). Future real estate revenues may increase as larger properties are sold.

Interest and Dividends
----------------------

     Interest and dividend revenues were as follows in each of the six month periods ended June 30.

                           1999             1998
                           ----             ----

                         $1,438,000      $2,482,000


     The decrease in "Interest and dividend" revenues is primarily a result of a reduction in average investable fund balances in the six months ended June 30, 1999 as compared to the corresponding prior year period due to increasing investment in the Company's development projects.

Equity in Earnings of Affiliates
--------------------------------

     "Equity in earnings of affiliates" include earnings from the Company's investment in Citadel, BRI, WPG and the NZ JVs. "Equity in earnings of affiliate" increased $2,504,000 from $110,000 in the six months ended June 30, 1999 from the prior year six month period. In the first six months of 1999, "Equity in earnings of affiliate" included equity earnings of $2,564,000 from the Company's investment in Citadel, $73,000 from the NZ JV's and a loss of $23,000 from WPG. Citadel's pre-tax earnings of $14,038,000 in the six months ended June 30, 1999 include a $13,400,000 pre-tax gain from a sale of real estate. In the six months ended June 30, 1998 "Equity in earnings of affiliate" included equity earnings of $91,000 from the Company's investment in Citadel, $54,000 from WPG and a loss of $35,000 from BRI.

Other (Expense) Income
----------------------

     "Other expense" totaled $119,000 in the six months ended June 30, 1999 versus "Other expense" of $447,000 in the corresponding prior year period. Other expense in the prior year was comprised primarily of losses on foreign currency derivative contracts. The Company does not presently have any foreign currency derivative positions.

Minority Interests
------------------

     "Minority interests" for the six months ended June 30, 1999 and 1998 includes $178,000 and $159,000, respectively, from minority shares in a Domestic Cinema and a Reading Australia cinema.

Income Tax Provision
--------------------

     Income tax expense in the current six month period includes an accrual for foreign withholding taxes of $423,000 which will be paid if certain intercompany loans are repaid, state and local taxes of $41,000 and a provision of $24,000 for federal alternative minimum tax. The provision in the six months ended June 30, 1998 totaled $407,000.

Net loss
--------

     As a result of the above described factors the Company recorded a "Net loss" of $1,190,000 and $547,000 for the six months ending June 30, 1999 and 1998, respectively, an increase in the loss of approximately $643,000. The increase is comprised primarily of a decrease in Theater Operating Income of $1,389,000 (Theater Revenues less Theater Operating Expenses and Depreciation and Amortization), a $1,044,000 reduction in "Interest and dividend" revenue, a $859,000 increase in "General and Administrative" expenses and a decrease of $328,000 in "Other expense," offset by a $2,504,000 increase in equity earnings.

Net Income Applicable to Common Stockholders
--------------------------------------------

     In each of the six month periods ended June 30, 1999, "Net loss applicable to common stockholders" has been increased by the 6.5% per annum dividend on the $62,000,000 stated value of the Company's Convertible Preferred Stock and amortization of an asset put option issued to Citadel. The provision for "Preferred stock dividends and amortization of an asset put option" includes approximately $1,788,000 of accumulated dividends on the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). No dividend with respect to the Series B Preferred Stock has been declared for the six months ended June 30, 1999 and no decision has been made as to when such accumulated dividends will be paid. All of the Series B Preferred Stock is held by Craig Corporation, which corporation owns approximately 78% of the Company's voting stock.

                   Three Months Ended June 30, 1999 and 1998
                   -----------------------------------------

     Theater Revenues, Theater Operating Expenses, and General and Administrative expenses for the three month periods ended June 30 1999 and 1998, were as follows:

Three month period ended June 30:
---------------------------------

                                               DOMESTIC
1999                             CINE VISTA   CINEMAS/1/    AUSTRALIA   CORPORATE/2/       TOTAL
----                           --------------------------------------------------------------------
Theater Revenue                  $3,326,000    $3,728,000  $2,140,000   $          0   $  9,194,000
Theater Operating Expense         3,013,000     3,026,000   1,630,000              0      7,669,000
Depreciation and Amortization       518,000       355,000     206,000         12,000      1,091,000
General & Administrative            238,000       107,000     998,000      1,628,000      2,971,000
                               --------------------------------------------------------------------
                                  ($443,000)   $  240,000   ($694,000)   ($1,640,000)   ($2,537,000)
                               ====================================================================

                                              DOMESTIC
1998                             CINE VISTA   CINEMAS     AUSTRALIA     CORPORATE        TOTAL
----                           ------------------------------------------------------------------
Theater Revenue                  $3,903,000  $2,865,000  $1,621,000   $          0   $  8,389,000
Theater Operating Expense         3,221,000   2,116,000   1,213,000              0      6,550,000
Depreciation and Amortization       455,000     258,000     174,000          7,000        894,000
General & Administrative            216,000     155,000     720,000      1,266,000      2,357,000
                               ------------------------------------------------------------------
                                 $   11,000  $  336,000   ($486,000)   ($1,273,000)   ($1,412,000)
                               ==================================================================

CineVista
---------

     Theater revenues decreased 14.8% or $577,000 to $3,326,000 for the three months ended June 30, 1999 from $3,903,000 in the prior three months period last year due to the decreased screen count and the competitive effect of newly opened cinemas in certain CineVista markets. Theater Operating Expenses decreased approximately 6.5% or $208,000 to $3,013,000 in the three months ended June 30, 1999 from $3,221,000 in the corresponding prior year period. The decrease from the prior year period is attributable to expense items which vary directly with the Theater Revenue (cost of concession and film rental as a percentage of revenues decreased) and a reduction in fixed costs associated with the operation of one less site. General and Administrative expenses increased approximately 10.2% or $22,000 to $238,000 for the three months ended June 30, 1999 from $216,000 in the corresponding prior year period.

Domestic Cinemas
----------------

     Domestic Cinemas' Theater Revenues increased approximately 30.1% or $863,000 to $3,728,000 for the three months ended June 30, 1999 from $2,865,000 in the corresponding prior year period in part due to the inclusion in the current year period of the results of the Tower Theater, the inclusion of the results of the Royal George live theater, the inclusion of the results of the Manville Cinema from May 16, 1999 and increased revenues at the Company's cinema in Minneapolis. Theater Operating Expenses increased approximately 43% or $910,000 to $3,026,000 for the three months ended June 30, 1999 from $2,116,000 in the corresponding prior year period, primarily as a result of the inclusion of the newly opened cinemas and live theater in the current three month period. Domestic Cinemas' General and Administrative expenses were $48,000 less in the three months ended June 30, 1999 than in the year prior three month period due primarily to reduced management fees paid to operate certain domestic cinemas.

Australia
---------

     Theater Revenues for Australian operations increased approximately 32% or $519,000 to $2,140,000 for the three months ended June 30, 1999 from $1,621,000 in the corresponding prior year period due to the contribution of two new cinemas in the current three month period. Theater Operating Expenses increased approximately 34.4% or $417,000 to $1,630,000 for the three months ended June 30, 1999 from $1,213,000 in the corresponding prior year period due to increased film rent and additional fixed operating costs as a result of the addition of the two new cinemas in the three months ended June 30, 1999. General and Administrative expense increased approximately 38.6% or $278,000 to $998,000 for the three months ended June 30, 1999 from $720,000 in the corresponding prior year period. The increase primarily related to increased development cost write-offs in the current period versus last year's three month period.

Corporate
---------

     General and Administrative expenses (net of $130,000 associated with the New Zealand operations in the three months ending June 30, 1999) increased approximately 18.3% or $232,000 to $1,498,000 for the three months ended June 30, 1999 from $1,266,000 in the corresponding prior year period as a result of the write-off of $466,000 in development expenses in 1999.

Real Estate
-----------

     Real estate revenues include rental income and the net proceeds of sales of the Company's real estate in the United States which the Company is liquidating. Such revenues are not included in the results of the Company's real estate segment (see Note 10). Future real estate revenues may increase as larger properties are sold.

Interest and Dividends
----------------------

     Interest and dividend revenues were as follows in each of the three month periods ended June 30.

                               1999        1998
                            ----------  ----------
                            $700,000    $1,154,000

     The decrease in "Interest and dividend" revenues is primarily a result of a reduction in average investable fund balances for the three months ended June 30, 1999 as compared to the corresponding prior year period due to increasing investment in the Company's development projects.

Equity in Earnings of Affiliates
--------------------------------

      "Equity in earnings of affiliate" increased $2,532,000 to $2,524,000 for the three months ended June 30, 1999 from a loss of $8,000 in the corresponding prior year period. For the quarter ended June 30, 1999 components include equity earnings of $2,476,000 from the Company's investment in Citadel and $73,000 from the NZ JV's and a loss of $25,000 from WPG.

Other (Expense) Income
----------------------

     "Other expense" totaled $121,000 in the three months ended June 30, 1999 versus $185,000 of other income in the corresponding prior year period.

Minority Interests
------------------

     "Minority interests" for the three months ended June 30, 1999 and 1998 includes $113,000 and $65,000, respectively, from minority shares in a Domestic Cinema and a Reading Australia cinema.

Income Tax Provision
--------------------

     Income tax expense in the current three month period totaled $266,000 in the three months ended June 30, 1999 versus $214,000 in the corresponding period last year.

Net Income (loss)
-----------------

     As a result of the above described factors the Company recorded Net income of $267,000 for the three months ended June 30, 1999 versus a net loss of $190,000 for the corresponding period in 1998.

Net Loss Applicable to Common Stockholders
------------------------------------------

     Net Loss applicable to common shareholders in the three months ended June 30, 1999 totaled $815,000 versus a Net loss applicable to common stockholders of $1,266,000 for the same three month period last year after consideration of preferred stock dividends of $1,007,000 ($114,000 of which were paid and the balance of which have accumulated) and $75,000 for amortization of an asset put.

Liquidity and Capital Resources

     At June 30, 1999, the Company had cash and cash equivalents of $36,388,000 all of which are anticipated to be deployed in furtherance of the Company's cinema and entertainment center development programs. The Company's total commitments exceed the Company's available liquid funds. However, the Company believes that it has sufficient funds and bank credit lines to complete the projects currently scheduled for completion in 1999. This includes the anticipated addition of 45 screens in Australia (increasing the screen count in that market from 26 at June 30, 1999 to 71 screens), eight screens in the United States (increasing the screen count from 34 at June 30, 1999 to 42 screens), twelve screens in Puerto Rico (increasing the screen count from 44 to 56 screens) and four screens in New Zealand (increasing the screen count from 9 to 13 screens). The Company plans to leverage these assets as they commence operations, and to use the proceeds from such financings to continue the development program in the year 2000. The Company estimates that the total development cost of all of its cinema and entertainment center projects will exceed $230,000,000. In the event that debt financing cannot be obtained on terms acceptable to the Company, consideration will be given to seeking joint venture partners, issuing debt or equity securities, delaying development of certain projects and/or selling land currently held for development, or other assets. The Company is in discussions with various lenders concerning the possibility of securing lines of credit to finance construction and other development obligations. The Company does not currently consider any of its development assets to be held for sale.

     At June 30, 1999, the Company had total commitments of approximately $62,000,000. Of this amount, it is currently anticipated that approximately $35,000,000 will be funded in 1999. Post-1999 commitments include a contractual obligation to construct an entertainment center in Australia, at an estimated remaining cost of $21,100,000 (currently anticipated to be completed in late 2000 or early 2001), a $2,900,000 obligation to acquire additional land in New Zealand, a $1,200,000 purchase money mortgage due in May 2000 and other projects anticipated to aggregate approximately $1,800,000. The totals set forth above do not include commitments associated with the City Cinemas transaction, which transaction requires the commitment of up to $36,500,000, eighteen months after closing.


     The following summarizes the major sources and uses of cash funds in the six months ended June 30:

1999:
----

     "Unrestricted cash and cash equivalents" decreased $22,205,000 from $58,593,000 at December 31, 1998 to $36,388,000 at June 30, 1999 as the Company
paid $15,812,000 to acquire property and equipment and reduced purchase commitments by $6,665,000. Working capital decreased $21,364,000 from $45,378,000 at December 31, 1998 to $24,014,000 at June 30, 1999.

     While not necessarily indicative of its results of operations determined under generally accepted accounting principles, CineVista's, the Domestic Cinemas and Reading Australia's operating cash flow (income or loss before depreciation and amortization and consideration of general and administrative expenses) of $2,824,000 contributed to the Company's liquid funds for the six months ended June 30, 1999. Other principal sources of liquid funds in the current year were $1,438,000 in "Interest and dividend" income and an increase in notes payable of $2,712,000.

1998:
----

     "Unrestricted cash and cash equivalents" decreased $15,595,000 from $92,870,000 at December 31, 1997 to $77,275,000 at June 30, 1998. Working
capital decreased $20,497,000 from $87,126,000 at December 31, 1997 to $66,629,000 at June 30, 1998.

     While not necessarily indicative of results of operations determined under generally accepted accounting principles, Cine Vista's, The Domestic Cinemas' and Reading Australia's operating cash flow (income or loss before depreciation and amortization and general and administrative expenses) of $3,878,000 contributed to the Company's liquid funds for the six months ended June 30, 1998. Other principal sources of liquid funds in the current year six-month period were $2,482,000 in "Interest and dividend" income, a net decrease in "Prepayments and other current assets" of $430,000, a net decrease in "Restricted cash" of $3,474,000 and a net increase in "Purchase commitments" of $3,056,000.

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

Year 2000

     As reasonably necessary and appropriate, the Company is conducting an audit of the software and hardware components that it uses to assess whether such components will properly recognize the dates beyond December 31, 1999 ("Year 2000 Compliance"). The Company is also conducting a review of its major suppliers of goods and services ("service providers") to understand their level of compliance with Year 2000 issues. Both of these reviews are expected to be completed by September 30, 1999.

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

     3(ii) By-laws of Reading Entertainment, Inc., as amended. (Incorporated by reference to Exhibit 3 (ii) to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.)

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

     10.9* Non-Qualified Stock Option Agreement dated April 18, 1997 by and between Reading Entertainment, Inc. and James J. Cotter. (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

     10.10* Reading Entertainment, Inc. 1997 Equity Incentive Plan. (Incorporated by reference to Exhibit A to Reading Entertainment, Inc.'s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on August 21, 1997.)

     10.11 Master Management Agreement between Angelika Holding, Inc. and City Cinemas Corporation dated November 26, 1997. (Incorporated by reference to Exhibit 10.29 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.)

     10.12 Agreement by and among Public Transport Corporation, Reading Properties Pty Ltd, and Mackie Group Pty Ltd for development at the Frankston Railway Station dated May 28, 1998. (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

     10.13 Agreement in Principle between Reading Entertainment, Inc. and City Cinemas dated December 2, 1998. (Incorporated by reference to Exhibit 10.22 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.)

     27.1      Financial Data Schedule for the quarter ended June 30, 1999.

     *These exhibits represent the executive compensation plans and arrangements of the Company.

(b)  Reports on Form 8-K

     The Company filed a Form 8-K on June 7, 1999 and Form 8-K/A on June 15, 1999, to report an event under Item 4. (Changes in Registrant's Certifying Accountant).

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    READING ENTERTAINMENT, INC. REGISTRANT


Date:  August 16, 1999        By:   /s/ Robert F. Smerling
       -----------------           --------------------------------------
                                        Robert F. Smerling
                                        President
                                        (Duly Authorized Officer)


Date:  August 16, 1999        By:   /s/ James A. Wunderle
       -----------------           --------------------------------------
                                        James A. Wunderle
                                        Executive Vice President, Chief
                                             Financial Officer and Treasurer
                                        (Principal Financial Officer)