Form 10-Q
period 1999-09-30
READING ENTERTAINMENT INC
filed 1999-11-15
CIK 1023993

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               ________________

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For quarterly period ended September 30, 1999

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

There were 7,449,364 shares of Common Stock outstanding as of November 10, 1999.

                                     INDEX


                 READING ENTERTAINMENT, INC. AND SUBSIDIARIES


PART I. - FINANCIAL INFORMATION                                PAGE
-------------------------------                                ----

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -- September 30, 1999
       (Unaudited) and December 31, 1998........................................................    3 - 4

     Condensed Consolidated Statements of Operations -- Three Months and Nine Months
       Ended September 30, 1999 and 1998 (Unaudited)............................................        5

     Condensed Consolidated Statements of Cash Flows -- Nine Months
       Ended September 30, 1999 and 1998 (Unaudited)............................................        6

     Notes to Condensed Consolidated Financial Statements (Unaudited)...........................   7 - 14

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  15 - 23


PART II. - OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K.......................................................  24 - 25

Signatures......................................................................................       26


                            PART I - Financial Information


 Item 1. Financial Statements

 Reading Entertainment, Inc. and Subsidiaries
 Condensed Consolidated Balance Sheets
 (in thousands, except share and per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
                                                                                    September 30,     December 31,
                                                                                       1999               1998
----------------------------------------------------------------------------------------------------------------
Current Assets

Cash and cash equivalents                                                                $23,804         $58,593
Amounts receivable                                                                           534             575
Restricted cash                                                                              947             904
Inventories                                                                                  226             236
Prepayments and other current assets                                                         955             532
----------------------------------------------------------------------------------------------------------------
     Total current assets                                                                 26,466          60,840
----------------------------------------------------------------------------------------------------------------
Investments in unconsolidated affiliates                                                  15,555          12,819
Net investment in leased equipment                                                         2,125           2,125
Property held for development                                                             32,916          32,949
Property and equipment - net                                                              66,536          32,534
Notes receivable from joint venture partners                                               3,095           2,883
Other assets                                                                               2,995           4,729
Intangible assets:
   Beneficial leases - net of accumulated amortization of $109
       in 1999 and $3,882 in 1998                                                            273          12,797
   Cost in excess of assets acquired - net of accumulated
       amortization of $1,903 in 1999 and $1,264 in 1998                                  10,134          10,611
----------------------------------------------------------------------------------------------------------------
                                                                                         133,629         111,447
----------------------------------------------------------------------------------------------------------------
                                                                                        $160,095        $172,287
================================================================================================================

                See Notes to Consolidated Financial Statements.
                                       3

Reading Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)

--------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
                                                                                         September 30,        December 31,
                                                                                            1999                  1998
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                                $1,404              $3,031
Accrued taxes                                                                                      335                 418
Accrued property costs and other                                                                 5,310               1,734
Film rent payable                                                                                1,989               1,347
Note payable                                                                                     4,121                 743
Purchase commitments                                                                             1,482               8,066
Other liabilities                                                                                  485                 123
--------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                  15,126              15,462
--------------------------------------------------------------------------------------------------------------------------
Note payable                                                                                     3,615                 920
Other liabilities                                                                                5,086               4,606
--------------------------------------------------------------------------------------------------------------------------
     Total long term liabilities                                                                 8,701               5,526
--------------------------------------------------------------------------------------------------------------------------
Minority interests                                                                               2,003               1,927

Reading Entertainment Convertible Redeemable Series A Preferred Stock, par value $.001           7,000               7,000
  per share,  stated value $7,000; Authorized, issued and outstanding - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock, par value $.001 per share,
  stated value $55,000; Authorized, issued and outstanding - 550,000 shares                          1                   1
Reading Entertainment preferred stock, par value $.001 per share:
  Authorized -9,380,000 shares:  None issued                                                         0                   0
Reading Entertainment common stock, par value $.001 per share:
  Authorized - 25,000,000 shares: Issued and outstanding -7,449,364 shares                           7                   7
Other capital                                                                                  138,637             138,637
Accumulated (deficit) retained earnings                                                         (7,129)              9,727
Accumulated other comprehensive income                                                          (4,251)             (6,000)
--------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                127,265             142,372
--------------------------------------------------------------------------------------------------------------------------
                                                                                              $160,095            $172,287
==========================================================================================================================


               See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(in thousands, except shares and per share amounts)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,         September 30,
                                                  1999     1998         1999       1998
------------------------------------------------------------------------------------------
REVENUES:
Theater:
   Admissions                                      $8,156    $6,510      $20,401   $19,107
   Concessions                                      2,476     1,940        6,188     5,870
   Advertising and other                              506       325        1,212       890
Real estate                                           265        45          395       257
Interest and dividends                                313     1,096        1,751     3,578
------------------------------------------------------------------------------------------
                                                   11,716     9,916       29,947    29,702
------------------------------------------------------------------------------------------
EXPENSES:
Theater costs                                       8,160     6,279       21,197    18,636
Theater concession costs                              582       425        1,384     1,282
Depreciation and amortization                       1,195       968        3,272     2,710
General and administrative                          3,230     2,425        8,563     6,899
Asset impairment charge                            14,022         0       14,022         0
------------------------------------------------------------------------------------------
                                                   27,189    10,097       48,438    29,527
------------------------------------------------------------------------------------------
(Loss) income from operations                     (15,473)     (181)     (18,491)      175
Equity in (loss) earnings of affiliates               (59)     (114)       2,555        (4)
Other income (expense), net                           593       (97)         592      (513)
Interest expense                                      156        12          274        43
------------------------------------------------------------------------------------------
Loss before minority interests and
   income taxes                                   (15,095)     (404)     (15,618)     (385)
Minority interests                                     45       104          223       263
------------------------------------------------------------------------------------------
Loss before income taxes                          (15,140)     (508)     (15,841)     (648)
Income taxes                                          186       355          674       762
------------------------------------------------------------------------------------------
Net loss                                          (15,326)     (863)     (16,515)   (1,410)
Less: Preferred stock dividends and amortization
   of asset put option                              1,085     1,078        3,250     3,233
------------------------------------------------------------------------------------------
Net loss applicable to common
   shareholders                                  ($16,411)  ($1,941)    ($19,765)  ($4,643)
==========================================================================================

Basic and diluted loss per share                   ($2.20)   ($0.26)      ($2.65)   ($0.62)
==========================================================================================


           See Notes to Condensed Consolidated Financial Statements.
                                       5

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                               Nine Months Ended
                                                                                 September 30,
---------------------------------------------------------------------------------------------------
                                                                              1999         1998
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                      ($16,515)    ($1,410)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization                                              3,272       2,710
      Deferred rent expense                                                        266         137
      Write off of capitalized acquisition and development costs                   360           0
       Loss on disposal of assets                                                  272         395
       Asset impairment charge                                                  14,022           0
       Equity in (earnings) loss  of affiliates                                 (2,555)          4
       Minority interests                                                          223         263
      Changes in operating assets and liabilities:
              Decrease in amounts receivable                                        47       1,070
              Decrease (increase) in inventories                                    24         (22)
              (Increase) decrease in prepayments and other current assets         (413)        278
              Increase (decrease) in accounts payable and accrued expenses         673      (3,122)
              Increase (decrease)  in film rent payable                            630        (391)
              Increase (decrease) in other liabilities                             543         (61)
---------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                              849        (149)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of property held for development                                       (1,779)    (11,744)
Purchase of property and equipment, net                                        (27,118)     (5,026)
Acquisition of the Royal George Theater                                           (105)          0
Decrease in restricted cash                                                         45       3,673
Decrease in purchase committments                                               (6,522)     (3,408)
Purchase of Citadel and Big 4 Ranch common stock                                     0      (2,211)
Investment in joint ventures                                                    (1,221)     (3,179)
Note receivable from New Zealand joint venture                                    (123)       (557)
---------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                        (36,823)    (22,452)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Payment of preferred stock dividends                                              (341)     (3,023)
Minority interest distributions                                                   (371)       (292)
Payments of notes payable                                                         (704)       (627)
Capital contributions from Minority interest                                        45           0
Net proceeds from notes payable                                                  2,808           0
---------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                            1,437      (3,942)
---------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                      (252)       (336)
---------------------------------------------------------------------------------------------------
  Decrease in cash and cash equivalents                                        (34,789)    (26,879)

  Cash and cash equivalents at beginning of year                                58,593      92,840
---------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                    $23,804     $65,961
===================================================================================================

        See Notes to Condensed Consolidated Financial Statements.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)

NOTE 1 -- BASIS OF PRESENTATION

     Reading Entertainment, Inc. ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company") is in the business of developing and operating multiplex cinemas in the United States, Puerto Rico, Australia, and New Zealand and of developing, and eventually operating cinema based entertainment centers in Australia and New Zealand. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly-owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty., Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit") and through Reading New Zealand Limited's ("Reading New Zealand") participation in a cinema joint venture operating under the Berkley Cinemas name in New Zealand. The Company's entertainment center development activities in Australia are also conducted through Reading Australia, under the Reading Station name and in New Zealand under the Reading New Zealand Limited name. In addition, the Company owns one live theater, consisting of four auditoriums in Chicago. The Company is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania, holds certain property for sale located primarily in Philadelphia and owns certain equipment which it leases to third parties.

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.


NOTE 2  --  ACQUISITION ACTIVITIES

     On March 18, 1999, the Company acquired a four auditorium live theater complex in Chicago which operates under the name "The Royal George Theatre" for approximately $2,800,000 of which $1,180,000 of the purchase price was financed with a purchase money mortgage due in May 2000.

     In December 1998, the Company entered into an Agreement in Principle (the "Agreement in Principle") to lease and operate four cinemas located in Manhattan and to acquire a) three live "Off Broadway" theatres also located in Manhattan,
b) the 16.7% interest not already owned by it in the Angelika Film Center in Manhattan and c) certain management rights with respect to two other cinemas located in Manhattan and currently managed by City Cinemas (collectively the "City Cinemas Transaction"). In connection with this transaction, the Company has made a deposit of $1,000,000 which amount is included as "Other assets" in the Company's Consolidated Balance Sheet at September 30, 1999. The assets to be leased or acquired in the transaction are owned jointly by James J. Cotter and Michael Forman. Messrs Cotter and Forman are the principal stockholders of Craig Corporation ("Craig"), which owns approximately 78% of the Company's voting stock.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)


     Responsibility for the review and approval of the City Cinemas Transaction has been delegated to an independent committee of the Board of Directors, comprised entirely of outside directors who are independent of Craig and of Messrs. Cotter and Forman (the "Independent Committee"), and who were not involved in the negotiation or approval of the Agreement in Principle. Consummation of the City Cinemas Transaction is subject to certain conditions precedent, including the receipt of a fairness opinion and the review and approval of final transactional documentation by the Independent Committee. Accordingly, no assurances may be given that the City Cinemas Transaction will ultimately be consummated.

     The Company is currently reviewing the transaction in the context of an overall reevaluation of its business plan. While the Company continues to be of the view that the City Cinemas Transaction would be complementary to and enhance the overall value of its current domestic cinema and live theater holdings, the Company is reassessing its commitment to domestic cinema exhibition in light of the scope and extent of its cinema exhibition and real estate development commitments in Australia and New Zealand. While no final determination has been made by the Board of Directors, management currently believes that, given the assets available to the Company, it would be in the best interests of the Company to focus primarily upon its overseas operations and the opportunities available to it in Australia and New Zealand and to either bring in a capital partner with respect to its domestic operations and/or to dispose of those operations (together with the Company's rights under the Agreement in Principle) in an orderly manner. Accordingly, it is unlikely that the City Cinemas Transaction would be consummated prior to the end of the first quarter of 2000.


NOTE 3 --  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company owned 2,113,673 shares of common stock of Citadel Holding Corporation (together with its wholly-owned subsidiaries "Citadel") representing an ownership interest of approximately 31.7% at September 30, 1999. The Company accounts for its investment in the Citadel common stock by the equity method. Citadel's net earnings for the nine months ended September 30, 1999 were $9,229,000 and the Company's share of such earnings was $2,751,000, which amount is included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1999 as "Equity in earnings of affiliate." Citadel's assets and liabilities totaled $34,823,000 and $1,836,000, respectively, at September 30, 1999. The carrying value of the Company's Citadel investment at September 30, 1999 approximates the Company's underlying equity in the net assets of Citadel. The closing price of Citadel's common stock on the American Stock Exchange at September 30, 1999 was $4.00 per share.

     The Company owns 2,226,173 shares of common stock of Big 4 Ranch, Inc. ("BRI") representing an ownership interest of approximately 33.4%. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. A company controlled and owned by the Chairman of the Board of the Company and certain members of his family owns a 20% interest in the partnerships and Citadel owns the remaining 40% interest in the partnerships. The Company accounts for its investment in the BRI common stock by the equity method. BRI's net loss for the nine months ended September 30, 1999 totaled $260,000. The Company did not record its share of such loss as the carrying value of its investment in BRI had previously been reduced to $0. At September 30, 1999 BRI had a retained deficit of $126,000. The Company has no obligation to fund BRI's operating losses.

     Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). WPG owns a shopping center located near Melbourne, Australia. Reading Australia also loaned its joint venture partners $1,942,000 secured by the joint venture partner's interest in WPG. WPG's net loss for the nine months ended September 30, 1999 totaled approximately $115,000 and the Company recorded a loss of $90,000 for the nine months ended September 30, 1999 as "Equity in earnings of affiliate." The Company has recognized 100% of WPG's loss in excess of WPG's retained earnings in order to avoid the aggregate carrying value of WPG to be in excess of WPG's total net asset value.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)


WPG's assets and liabilities totaled $11,100,000 and $8,100,000, respectively, at September 30, 1999. Reading Australia has guaranteed one-half of WPG's total of approximately $7,400,000 of bank debt, which amount totals approximately $3,700,000. The bank loan matured on November 29,1999 (after extension of the original June maturity date), and WPG is currently working to restructure or refinance the loan pending a possible sale of WPG's shopping center. Management believes that the carrying amount of the Company's 50% interest approximates half of the estimated value of WPG.

     At September 30, 1999, Reading New Zealand owned a 50% interest in a joint venture which operates three cinemas in New Zealand (the "NZ JV"). The assets of the NZ JV consisted of three multiplex cinemas (a five screen and a four screen cinema on owned land and a four screen leased cinema). The Company's share of the earnings of the NZ JV totaled $3,000 for the nine months ended September 30, 1999. During the quarter ended September 30, 1999, Reading New Zealand acquired 100% ownership of a 1.764 acre parcel in Wellington through the purchase of a partner's 50% interest in the site.

     During the third quarter of 1999, the Company invested $109,000 to acquire a 25% interest in a live theater production of the play "Love, Janis" which played in the Company's Royal George Theatre. The play ran from August through November 1999 and the Company wrote off the investment of $109,000 in Love Janis (Chicago) LLC ("Love, Janis"), during the quarter ended September 30, 1999, and included such loss in "Equity in earnings of affiliates" in the three months ended September 30, 1999. The Royal George Theatre received $128,000 in income from the Love Janis production in the nine months ended September 30, 1999.


          The carrying value of each of the Company's equity investments was as follows:


                          (Unaudited)
                      September 30, 1999   December 31, 1998
                    ----------------------------------------
          Citadel                $10,910             $ 8,159
          BRI                          0                   0
          WPG/1/                   1,491               1,483
          NZ JV/2/                 3,155               3,177
                    ----------------------------------------
          Total                  $15,555             $12,819
                    ----------------------------------------

          The carrying value of the Company's foreign currency denominated assets will fluctuate due to changes in the exchange rates between Australian,
New Zealand and U.S. dollars.
---------------------

   /1/Does not include a loan to the joint venture partner of approximately $1,884,000 and $1,769,000 at September 30, 1999 and December 31, 1998,
respectively.

  /2/Does not include a loan to the joint venture partner of approximately $1,209,000 and $1,114,000 at September 30, 1999 and December 31, 1998,
respectively.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)


NOTE 4 -- PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:             (Unaudited)
                                                           September 30, 1999   December 31, 1998
                                                         ----------------------------------------
Land/1/                                                               $ 2,863             $   378
Buildings                                                              16,523               1,858
Leasehold improvements                                                 16,961              20,522
Equipment                                                              13,698               8,792
Construction-in-progress and property development costs                22,393               5,714
                                                         ----------------------------------------
                                                                       72,438              37,264
Less:  Accumulated depreciation                                        (5,902)             (4,730)
                                                         ----------------------------------------
                                                                      $66,536             $32,534
                                                         ========================================

     The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the Australian, New Zealand and U.S. dollar.


NOTE 5 -- INCOME TAXES

     For the respective nine month periods ended September 30, 1999 and 1998, the provision for income taxes included Federal alternative minimum tax of $0 and $122,000, state and local income tax expense of $68,000 and $56,000, and foreign withholding taxes of $607,000 and $584,000 which withholding tax will be paid if certain intercompany loans are repaid.


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

--------------

    /1/Does not include land held for development of $32,916,000 and $32,949,000 at September 30, 1999 and December 31, 1998, respectively, which is classified as "Property held for development" in the Condensed Consolidated Balance Sheets.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)


NOTE 7 -- LOSS PER SHARE

     Net loss available to common shareholders reflects the reduction for dividends declared on the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"), and for dividends that have accumulated but have not been declared on the Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (collectively, the "Convertible Preferred Stock") and for amortization of the value of an estimate of the value of an asset put option (the "Asset Put Option").

     The weighted average number of shares used in the computation of basic loss per share were 7,449,364 for both the three and nine months ended September 30, 1998 and 1999. Diluted loss per share is calculated by dividing net loss income by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and the Asset Put Option. During the three and nine month periods ending September 30, 1999 and 1998 the Company recorded Net losses applicable to common shareholders of $2.20, $.26, $2.65 and $.62, respectively. Therefore, the stock options, the Convertible Preferred Stock and the Asset Put Option, were anti-dilutive.


NOTE 8 -- PURCHASE COMMITMENTS

     At September 30, 1999, the Company had commitments for major capital expenditures, property purchase commitments and purchase money debt commitments for 1999 and thereafter which totaled approximately $54,000,000 inclusive of approximately $43,000,000 related to Australia and New Zealand projects. Included in this amount are expenditures of approximately $16,300,000 (inclusive of Accrued property and other costs of $3,350,000) in 1999 and the first quarter of 2000, consisting of $13,200,000 to complete construction of five cinemas with a total of 52 screens which are anticipated to commence operations in 1999 and the first quarter of 2000, $1,500,000 for property purchase commitments and $1,600,000 for completion costs associated with three cinemas with a total of 25 screens which opened in 1999 prior to September 30, 1999. With respect to periods subsequent to 1999, the Company has a development commitment of approximately $23,400,000 relating to an entertainment center in Australia, a $2,800,000 purchase commitment and a $1,180,000 purchase money mortgage, both due in May 2000, and other projects anticipated to aggregate approximately $7,000,000. The totals set forth above do not include commitments associated with the City Cinemas transaction, which transaction, if consummated in its present form, would require the commitment of up to $36,500,000, eighteen months after closing.

     The U.S. dollar cost of such Australia and New Zealand projects was based on a conversion rate of .6535 U.S. dollars to each Australian dollar and a conversion rate of .5164 US dollars to each New Zealand dollar at September 30, 1999. The Company has not utilized forward contracts to hedge or offset exposure to market risks arising from changes to foreign exchange rates. Accordingly, amounts reflected as commitments may fluctuate based upon foreign exchange rates at the time of payments.


NOTE 9 -- CONTINGENCIES

     Under the terms of the joint venture agreement with WPG (see Note 3), the Company has guaranteed approximately $3,700,000 of WPG's $7,400,000. This debt originally matured in June 1999 and the maturity was subsequently extended to November 29, 1999. WPG is presently seeking replacement financing and is in discussions with the lender concerning extensions to the maturity of the debt pending a possible sale of the shopping center or a

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)


refinancing. No assurances can be given that such refinancing will be possible or available from third party sources or that a sale of the shopping center can be completed at an acceptable price.

     CineVista incurred property damage and a business interruption as a result of Hurricane Georges in September 1998. During the third quarter of 1999, CineVista finalized a portion of the property claim and recognized a gain of $523,000 which amount has been classified as "Other income" in the Consolidated Statement of Operations. CineVista anticipates completing adjustment of its business interruption claim in the fourth quarter of 1999 and anticipates recognition of additional income from such claim.

     A landlord of CineVista's has asserted that CineVista has underpaid rent in the aggregate amount of approximately $455,000. The Company disputes the landlord's claim and believes such claim is without merit and intends to defend its position vigorously if the landlord takes legal action relating to such allegation.

     A screen advertising company has alleged that CineVista violated the terms of an agreement which provided the screen advertiser with a right-of-first refusal under certain circumstances as a result of CineVista's award of a screen advertising contract to a competing advertising company. Discovery in the action is underway and CineVista believes it has meritorious defenses in this matter.


NOTE 10  -- BANK CREDIT FACILITIES

     In November 1999 CineVista restructured its line of credit with a major bank. Pursuant to the terms of the restructuring, CineVista is permitted to borrow up to $5 million at a rate of LIBOR plus 2.25%. The line of credit matures in December 2000.

     Reading Australia is presently evaluating a proposal from a major bank for a line of credit for approximately $49 million in order to fund development of projects scheduled for completion in late 2000 and thereafter. No assurances can be made that such financing can be concluded and be available to the Company. In the event that debt financing cannot be obtained on terms acceptable to the Company, consideration will be given to seeking joint venture partners, issuing debt or equity securities, delaying development of certain projects or selling land currently held of development or other assets.

NOTE 11  -- ASSET IMPAIRMENT CHARGE

     CineVista operates a leased eight screen cinema at the Plaza Las Americas Mall (the "Plaza Cinema") and was of the view that it had reached agreement with the landlord as to the terms of a lease with respect to the opening of a second ten screen cinema at another location in the mall. However, CineVista has been advised recently by the landlord that the landlord has in fact entered into a lease with a third party with respect to this new cinema complex. The Company intends to pursue its remedies with respect to this matter. However, in view of the anticipated adverse change in the Plaza Cinema's business environment which will occur upon the opening of a competing cinema in the Plaza Las Americas Mall and the uncertainty as to whether the Company will be able to obtain adequate redress, the Company has determined that the carrying value of the Plaza Cinema has been impaired in the amount of $13,884,000 which amount represents the total carrying value of the Plaza Cinema. In addition, the Company has determined to close in the fourth quarter of 1999 a four screen leased cinema, resulting in a total impairment loss of $14,022,000 for the period ended September 30, 1999.

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)


NOTE 12-- COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes guidance for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments which, prior to adoption, were reported separately in shareholders' equity to be included in other comprehensive income.

     The following sets forth the Company's comprehensive (loss) income for the periods shown:

                                                   Three Months          Nine Months
                                                Ended September 30,   Ended September 30,
                                                  1999       1998      1999       1998
                                              -----------------------------------------
Net loss                                        ($15,326)    ($863)  ($16,515)  ($1,410)
Other comprehensive income (loss) net of tax      (1,287)   (1,213)     1,749    (2,807)
                                              -----------------------------------------
Comprehensive loss                              ($16,613)  ($2,076)  ($14,766)  ($4,217)
                                              =========================================

NOTE 13  -- BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, for the three and nine months ended September 30, 1999:

                                                                   Corporate
                                     Real Estate      Cinema          and
THREE MONTHS ENDED SEPTEMBER 30:     Development    Operations    Eliminations   Consolidated
---------------------------------------------------------------------------------------------
1999
----
  Revenues                              $      0     $  11,139        $    577      $  11,716
  Operating loss                           ($964)     ($13,335)        ($1,174)      ($15,473)

1998
----
  Revenue                               $      0     $   8,775        $  1,141      $   9,916
  Operating (loss) income                  ($726)    $     582            ($37)         ($181)


                                                                 Corporate
                                    Real Estate    Cinema           and
NINE MONTHS ENDED SEPTEMBER 30:     Development    Operations    Eliminations    Consolidated
---------------------------------------------------------------------------------------------
1999
----
  Revenues                              $      0     $  27,802        $  2,145      $  29,947
  Operating (loss)                       ($2,668)     ($13,556)        ($2,267)      ($18,491)

1998
----
  Revenues                              $      0     $  25,867        $  3,835      $  29,702
  Operating (loss) income                ($1,832)    $   1,559        $    448      $     175

READING ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Condensed Financial Statements (unaudited)
September 30, 1999
(amounts in tables in thousands)


     The following table indicates the relative amounts of revenues from operations and property, plant and equipment of the Company by geographic area.


                             NINE MONTHS ENDED SEPTEMBER 30,
                                    1999           1998
                             -------------------------------
Revenues/1/
  Mainland United States              $11,716        $ 8,417
  Puerto Rico                           9,875         12,733
  Australia                             6,211          4,717
  New Zealand                             150              0

Property, plant & equipment
  Mainland United States              $18,391        $ 6,821
  Puerto Rico                          19,098         18,466
  Australia                            22,106         27,710
  New Zealand                           6,941              0

--------------
    /1/ Revenues are exclusive of Interest revenues and corporate real estate management and sales activity in the United States.

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



                             RESULTS OF OPERATIONS
                             ---------------------



     Due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities, and the results of operations of ten new cinemas opened since the fourth quarter of 1997, historical revenues and earnings have varied significantly. Generally speaking, the Company's entertainment center developments are in the early stage of development and are not anticipated to produce income or cash flow for at least eighteen to twenty-four months from the time that all development approvals have been secured. Management believes that historical financial results may not be indicative of future operating results.

     Theater Revenues are comprised of Admissions, Concessions and Advertising and other revenues. "Theater costs" and "Theater concession costs," collectively "Theater Operating Expense," reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's cinemas. "General and Administrative" expenses are presented without consideration of intercompany management fees.



                 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 ---------------------------------------------

     Theater Revenues, Theater Operating Expenses, General and Administrative expenses and Asset impairment charge for the nine month periods ended September 30 1999, and 1998, were as follows:

NINE MONTHS ENDED SEPTEMBER 30:

                                                DOMESTIC
1999                             CINE VISTA    CINEMAS/1/     AUSTRALIA     CORPORATE/2/       TOTAL
----
--------------------------------------------------------------------------------------------------------
Theater revenue                $   9,875,000   $11,716,000  $   6,211,000   $          0   $  27,802,000
Theater operating expense          8,590,000     9,058,000      4,933,000              0      22,581,000
Depreciation & amortization        1,558,000     1,027,000        651,000         37,000       3,273,000
General & administrative             678,000       444,000      3,017,000      4,424,000       8,563,000
Asset impairment charge           14,022,000             0              0              0               0
                             ---------------------------------------------------------------------------
                                ($14,973,000)  $ 1,187,000    ($2,390,000)   ($4,461,000)   ($20,637,000)
                             ===========================================================================

-----------------

    /1/Domestic Cinemas operations include the results of the Royal George Theatre subsequent to acquisition on March 13, 1999.

   /2/Corporate operations include the non-joint venture operations of Reading New Zealand and corporate overhead. For the nine month and the three month periods ending September 30, 1999, New Zealand expenses totaled $323,000 and $111,000, respectively. No expenses were recorded for New Zealand activities in the nine months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30:
                                                DOMESTIC
 1998                           CINE VISTA      CINEMAS       AUSTRALIA      CORPORATE         TOTAL
-----
--------------------------------------------------------------------------------------------------------
Theater revenue                $  12,733,000   $ 8,417,000  $   4,717,000   $          0   $  25,867,000
Theater operating expense         10,081,000     6,317,000      3,521,000              0      19,919,000
Depreciation & amortization        1,407,000       776,000        502,000         25,000       2,710,000
General & administrative             811,000       436,000      2,265,000/3/   3,387,000       6,899,000
                             ---------------------------------------------------------------------------
                               $     434,000   $   888,000    ($1,571,000)   ($3,412,000)    ($3,661,000)
                             ===========================================================================

CineVista
---------

     CineVista's Theater Revenues decreased approximately 22.5% or $2,858,000 to $9,875,000 in the nine months ended September 30, 1999 from $12,733,000 in the corresponding prior year period. The decrease is due in part to more favorable film product in the first quarter of 1998 and an $877,000 reduction in the current year as a result of the effect of the closing of a six screen cinema in 1998, the closing of four screens at two other locations in the first quarter of 1998, offset by the opening of an eight screen cinema in the second quarter of 1998. This new cinema contributed an additional $376,000 in revenues in the nine months ended September 30, 1999 versus the contribution in the prior year period. CineVista is constructing a twelve screen cinema on a leased property in the San Juan metropolitan area which is expected to open in November 1999. At September 30, 1999 and 1998, CineVista operated 44 screens at seven locations.

     CineVista's Theater operating expense decreased approximately 14.8% or $1,491,000 to $8,590,000 for the nine months ended September 30, 1999, from $10,081,000 in the corresponding prior year period. The decrease from the prior year period is attributable to expense items which vary directly with the Theater revenue (cost of concession and film rental as a percentage of revenues decreased approximately 1.9% in the current nine month period) and a reduction in fixed costs associated with the operation of one less site. Depreciation and amortization expense increased $181,000 in the nine months ended September 30, 1999 as a result of the inclusion of the new eight screen cinema for the full period in the current year.

     CineVista's General and administrative expenses decreased approximately 16.4% or $133,000 to $678,000 for the nine months ended September 30, 1999, from $811,000 in the corresponding prior year period. General and Administrative expenses for the nine months ended September 30, 1998 included a $165,000 charge relating to the closing of four screens during the period. The charge was comprised of a $395,000 loss on leasehold improvements net of a reversal of a $230,000 provision for deferred rent.

     CineVista recorded an Impairment loss of $14,022,000 in the nine months ended September 30, 1999 as a result of the anticipated competitive effect of a competing cinema to be opened in a mall where CineVista presently operates an eight screen cinema and a decision to close a four screen cinema in the fourth quarter of 1999 (see Note 11).


Domestic Cinemas
----------------

     Domestic Cinemas' Theater revenues increased approximately 39.2% or $3,299,000 to $11,716,000 for the nine months ended September 30, 1999, from $8,417,000 in the corresponding prior year period in part due to the inclusion in the current year period of the results of the Tower Theater in Sacramento, California which commenced operations in November 1998, the inclusion of the results of the Royal George live theater which was acquired in March 1999, the inclusion of the results of a new twelve screen cinema located in Manville, New Jersey, which opened May 16, 1999 and

---------
    /3/Includes $2,310,000 and $1,832,000 of General and Administrative expenses associated with Reading Australia's real estate development segment for the nine months ended September 30, 1999 and 1998, respectively.

the inclusion of an eight screen cinema located in Buffalo, New York which opened July 16, 1999, and increased revenues at the Company's cinemas in Houston and Minneapolis. At September 30, 1999 and 1998, Domestic Cinemas operations included 42 screens at six locations and 19 screens at three locations, respectively.

     Theater Operating Expenses increased approximately 43.4% or $2,741,000 to $9,058,000 for the nine months ended September 30, 1999, from $6,317,000 in the corresponding prior year period, primarily as a result of the inclusion of the newly opened cinemas and theater in the current period. Expense items which vary directly with Theater revenues decreased approximately .5% in the nine months ended September 30, 1999 from the corresponding period in 1998. Depreciation and amortization increased from $776,000 in the nine months period last year to $1,027,000 in the nine months ended September 30, 1999 as a result of the increased number of facilities in the current period. The Domestic Cinemas' General and administrative expenses increased $8,000 in the nine months ended September 30, 1999 over such expense in the prior nine month period.


Australia
---------

     Theater revenues for Australian operations increased approximately 31.7% or $1,494,000 to $6,211,000 for the nine months ended September 30, 1999 from $4,717,000 in the corresponding prior year period. Approximately $1,160,000 of the increase resulted from the contribution of three new five screen cinemas which opened in November 1998, June 1999 and September 1999. Reading Australia is currently constructing an entertainment center on land owned by the Company in New South Wales. The complex will include a ten screen cinema and entertainment related retail space with operations expected to commence in the fourth quarter of 1999. Reading Australia is also constructing 30 screens at three leased locations two of which are expected to commence operation in the fourth quarter of 1999 and one of which is expected to commence operations in the first quarter of 2000. At September 30, 1999 and 1998, Reading Australia operated 31 screens at six locations and 16 screens at three locations, respectively.

     Theater operating expenses for Australian operations increased approximately 40.1% or $1,412,000 to $4,933,000 for the nine months ended September 30, 1999 from $3,521,000 in the corresponding prior year period. Operating expense categories which vary proportionately with revenues increased, as a percentage of revenues, by approximately 3.0%. Fixed operating costs increased as a result of the addition of the three new cinemas in the nine months ended September 30, 1999. Depreciation and amortization expense which increased from $502,000 in the nine months ended September 30, 1998 to $651,000 in the current nine month period as a result of the increased number of facilities in the current period.

     General and administrative costs increased approximately 33.2% or $752,000 to $3,017,000 for the nine months ended September 30, 1999 from $2,265,000 in the corresponding prior year period. The increase was primarily related to increased payroll costs of approximately $594,000 and an increase in development cost write-offs of $386,000 offset slightly by expense reductions in certain other expense categories.


Corporate
---------

     General and Administrative costs (net of $323,000 associated with the New Zealand operations in the nine months ending September 30, 1999) increased approximately 21.1% or $714,000 to $4,101,000 for the nine months ended September 30, 1999 from $3,387,000 in the corresponding prior year period primarily as a result of the write off of $453,000 in acquisition and development expenses in 1999.


Real Estate
-----------

     Real estate revenues include rental income and the net proceeds of sales of the Company's historic real estate in the United States which the Company is liquidating. Such revenues are not included in the results of the Company's real estate segment (see Note 13). Future real estate revenues may increase as larger properties are sold.

Interest and Dividends
----------------------

     Interest and dividend revenues were as follows in each of the nine month periods ended September 30.

                               1999         1998
                           ------------  ----------
                            $1,837,000   $3,578,000

     The decrease in "Interest and dividend" revenues is primarily a result of a reduction in average investable fund balances in the nine months ended September 30, 1999 as compared to the corresponding prior year period due to increasing investment in the Company's development projects.


Equity in Earnings of Affiliates
--------------------------------

     "Equity in earnings of affiliates" include earnings from the Company's investment in Citadel, BRI, Love Janis, WPG and the NZ JV. "Equity in earnings of affiliate" increased $2,559,000 from a loss of $4,000 in the nine months ended September 30, 1998 to income of $2,555,000 in the current nine month period. In the first nine months of 1999, "Equity in earnings of affiliate" included equity earnings of $2,751,000 from the Company's investment in Citadel, $3,000 from the NZ JV, a loss of $109,000 from Love Janis and a loss of $90,000 from WPG. Citadel's pre-tax earnings of $9,229,000 in the nine months ended September 30, 1999 include a $13,400,000 pre-tax gain from a sale of real estate. In the nine months ended September 30, 1998 "Equity in earnings of affiliate" included equity earnings of $116,000 from the Company's investment in Citadel, a loss of $50,000 from WPG and a loss of $70,000 from BRI.


Other Income
------------

     "Other income" totaled $592,000 in the nine months ended September 30, 1999 versus "Other expense" of $513,000 in the corresponding prior year period.
Other income in the current period includes a $523,000 gain from a CineVista insurance settlement (See Note 10). Other expense in the prior year was comprised primarily of losses on foreign currency derivative contracts. The Company does not presently have any foreign currency derivative positions.

Interest Expense
----------------

     Interest expense increased from $43,000 in the nine months ended September 30, 1998 to $274,000 in the current nine month period due to interest on the New Zealand property purchase mortgage, the CineVista line of credit and the Royal George purchase note, none of which were outstanding in last year's nine month period.


Minority Interests
------------------

     "Minority interests" for the nine months ended September 30, 1999 and 1998 includes $223,000 and $263,000, respectively, from minority shares in a Domestic Cinema and two Reading Australia cinemas.


Income Tax Provision
--------------------

     Income tax expense in the current nine month period includes an accrual for foreign withholding taxes of $607,000 which will be paid if certain intercompany loans are repaid and state and local taxes of $67,000 for federal alternative minimum tax. The provision in the nine months ended September 30, 1998 totaled $762,000.

Net loss
--------

     As a result of the above described factors the Company recorded a "Net loss" of $16,515,000 and $1,410,000 for the nine months ended September 30, 1999 and 1998. The increase is comprised primarily of an asset impairment charge of $14,022,000, a decrease in Theater Operating Income of $1,291,000 (Theater Revenues less Theater Operating Expenses and Depreciation and Amortization), a $1,741,000 reduction in "Interest and dividend" revenue, a $1,689,000 increase in "General and Administrative" expenses offset by an increase of $1,105,000 in "Other income," and a $2,588,000 increase in equity earnings.


Net Income Applicable to Common Stockholders
--------------------------------------------

     In each of the nine month periods ended September 30, 1999, "Net loss applicable to common stockholders" includes the 6.5% per annum dividend on the $62,000,000 stated value of the Company's Convertible Preferred Stock and amortization of an asset put option issued to Citadel. The provision for "Preferred stock dividends and amortization of an asset put option" includes approximately $2,681,000 of accumulated dividends on the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). No dividend with respect to the Series B Preferred Stock has been declared for the nine months ended September 30, 1999 and no decision has been made as to when such accumulated dividends will be paid. All of the Series B Preferred Stock is held by Craig, which corporation owns approximately 78% of the Company's voting stock.

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 ----------------------------------------------

     Theater Revenues, Theater operating expenses, and General and administrative expenses for the three month periods ended September 30, 1999 and 1998, were as follows:

THREE MONTH PERIOD ENDED SEPTEMBER 30:
------------------------------------------------------------------------------------------------------
                                                DOMESTIC
1999                             CINE VISTA     CINEMAS      AUSTRALIA      CORPORATE        TOTAL
----
------------------------------------------------------------------------------------------------------
Theater revenue                $   3,828,000   $5,034,000  $  2,277,000   $          0   $  11,139,000
Theater operating expense          3,059,000    3,799,000     1,884,000              0       8,742,000
Depreciation & amortization          520,000      400,000       263,000         13,000       1,196,000
General & administrative             255,000      204,000     1,195,000      1,576,000       3,230,000
Asset impairment charge         ($14,022,000)           0             0              0               0
                             -------------------------------------------------------------------------
                                ($14,028,000)  $  631,000   ($1,065,000)   ($1,589,000)   ($16,051,000)
                             =========================================================================

                                            DOMESTIC
1998                           CINE VISTA   CINEMAS     AUSTRALIA     CORPORATE        TOTAL
----
-----------------------------------------------------------------------------------------------
Theater revenue                $4,458,000  $2,888,000  $1,429,000   $          0   $  8,775,000
Theater operating expense       3,601,000   2,020,000   1,084,000              0      6,705,000
Depreciation & amortization       532,000     267,000     158,000         11,000        968,000
General & administrative          203,000     148,000     882,000      1,192,000      2,425,000
                             ------------------------------------------------------------------
                               $  122,000  $  453,000   ($695,000)   ($1,181,000)   ($1,323,000)
                             ==================================================================

CineVista
---------

     Theater revenues decreased 16.5% or $630,000 to $3,828,000 for the three months ended September 30, 1999 from $4,458,000 in the prior three months period last year due to the decreased average screen count and the competitive effect of newly opened cinemas in certain CineVista markets. Theater operating expenses decreased approximately 15.1% or $542,000 to $3,059,000 in the three months ended September 30, 1999 from $3,601,000 in the corresponding prior year period. The decrease from the prior year period is attributable to a decrease in expense items which vary directly with Theater revenue (cost of concession and film rental as a percentage of revenues) and a reduction in fixed costs associated with the operation of one less site. General and administrative expenses increased approximately 25.6% or $52,000 to $255,000 in the three months ended September 30, 1999 from $230,000 in the corresponding prior year period due primarily to increased professional fees. Deprecation and amortization expense increased from $532,000 to $520,000 in the current three month period as a result of the operation of one fewer cinema.

     CineVista recorded an asset impairment charge of $14,022,000 in the three months ended September 30, 1999.


Domestic Cinemas
----------------

     Domestic Cinemas' Theater revenues increased approximately 74.3% or $2,146,000 to $5,034,000 for the three months ended September 30, 1999 from $2,888,000 in the corresponding prior year period in part due to the inclusion in the current year period of the results of the Tower Theater, the inclusion of the results of the Royal George live theater, the inclusion of the results of the Manville cinema from May 16, 1999, the inclusion of the Buffalo Angelika from July 16, 1999, and increased revenues at the Company's cinemas in Houston and Minneapolis. Theater operating expenses increased approximately 88.1% or $1,779,000 to $3,799,000 for the three months ended September 30, 1999 from $2,020,000 in the corresponding prior year period, primarily as a result of the inclusion of the newly opened cinemas and live theater in the current three month period and the increased fixed costs of operating more facilities. Domestic Cinemas' General and administrative expenses were $56,000 higher in the three months ended September 30, 1999 than in the year prior three month period due primarily to the increased number of cinemas operated.


Australia
---------

     Theater revenues for Australian operations increased approximately 59.3% or $848,000 to $2,277,000 for the three months ended September 30, 1999 from $1,429,000 in the corresponding prior year period due to the contribution of three new cinemas in the current three month period. Theater Operating Expenses increased approximately 73.8% or $800,000 to $1,884,000 for the three months ended September 30, 1999 from $1,084,000 in the corresponding prior year period due to increased film rent and additional fixed operating costs as a result of the addition of the three new cinemas in the three months ended September 30, 1999. General and administrative expense increased approximately 35.5% or $313,000 to $1,195,000 for the three months ended September 30, 1999 from $882,000 in the corresponding prior year period. The increase was primarily related to increased development cost write-offs in the current period versus last year's three month period.


Corporate
---------

     General and administrative expenses (net of $193,000 associated with the New Zealand operations in the three months ending September 30, 1999) increased approximately 16.0% or $191,000 to $1,383,000 for the three months ended September 30, 1999 from $1,192,000 in the corresponding prior year period primarily as a result of the write-off of $114,000 in development expenses in 1999.


Real Estate
-----------

     Real estate revenues include rental income and the net proceeds of sales of the Company's historic real estate in the United States which the Company is liquidating. Such revenues are not included in the results of the Company's real estate segment (see Note 13). Future real estate revenues may increase as larger properties are sold.

Interest and Dividends
----------------------

     Interest and dividend revenues were as follows in each of the three month periods ended September 30.

                              1999           1998
                            ----------  ----------
                            $399,000    $1,096,000


     The decrease in "Interest and dividend" revenues is primarily a result of a reduction in average investable fund balances for the three months ended September 30, 1999 as compared to the corresponding prior year period due to increasing investment in the Company's development projects.


Equity in Earnings of Affiliates
--------------------------------

      "Equity in earnings of affiliate" decreased from a loss of $114,000 in the three months ended September 30, 1998 to a loss of $60,000 in the current period. For the quarter ended September 30, 1999 components include equity earnings of $187,000 from the Company's investment in Citadel, a loss of $70,000 from the NZ JV, a loss of $67,000 from WPG and a loss of $109,000 from Love Janis.


Other Income (Expense)
----------------------

     "Other income" totaled $593,000 in the three months ended September 30, 1999 due to insurance settlement in the quarter versus $97,000 of "Other expense" in the corresponding prior year period.


Interest Expense
----------------

     Interest expense increased from $12,000 in the three months ended September 30, 1998 to $156,000 in this year's corresponding period due to the increased amount of debt outstanding in 1999 versus the prior year period.


Minority Interests
------------------

     "Minority interests" for the three months ended September 30, 1999 and 1998 includes $45,000 and $105,000, respectively, from minority shares in a Domestic Cinema and two Reading Australia cinemas.


Income Tax Provision
--------------------

     Income tax expense in the current three month period totaled $186,000 in the three months ended September 30, 1999 versus $355,000 in the corresponding period last year.


Net Income (loss)
-----------------

     As a result of the above described factors the Company recorded a Net loss of $15,326,000 for the three months ended September 30, 1999 versus a net loss of $863,000 for the corresponding period in 1998.


Net Loss Applicable to Common Stockholders
------------------------------------------

     Net Loss applicable to common shareholders in the three months ended September 30, 1999 totaled $16,411,000 versus a Net loss applicable to common stockholders of $1,941,000 for the same three month period last year after consideration in the current year of preferred stock dividends of $1,085,000 ($114,000 of which were paid and the balance of which have accumulated) and $78,000 for amortization of an asset put in the current three month period and Preferred stock dividends and amortization of $1,078,000 in the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had cash and cash equivalents of $23,804,000 all of which are anticipated to be deployed in furtherance of the Company's cinema and entertainment center development programs. The Company's total commitments exceed the Company's available liquid funds. However, the Company believes that it has sufficient funds and bank credit lines to complete the projects currently scheduled for completion in 1999 and the first quarter of 2000. This includes the anticipated addition of 40 screens in Australia (increasing the screen count in that market from 31 at September 30, 1999 to 71 screens), and twelve screens in Puerto Rico (increasing the screen count from 40 to 52 screens (after the anticipated closing of one four screen facility in the fourth quarter of 1999). The Company plans to leverage these assets as they commence operations, and to use the proceeds from such financings to continue the development program in the year 2000. The Company estimates that the total remaining development cost of all of its cinema and entertainment center projects could exceed $200,000,000 (inclusive of amounts to be expended on projects now under construction).

     Reading Australia is presently evaluating a proposal from a major bank for a line of credit for approximately $49 million to fund development of projects scheduled for completion in late 2000 and thereafter. No assurances can be made that such financing can be concluded and be available to the Company. In the event that debt financing cannot be obtained on terms acceptable to the Company, consideration will be given to seeking joint venture partners, issuing debt or equity securities, delaying development of certain projects and/or selling land currently held for development, or other assets. The Company does not currently consider any of its development assets to be held for sale.

     At September 30, 1999, the Company had total commitments of approximately $54,000,000. Of this amount, it is currently anticipated that approximately $16,300,000 will be funded in 1999 and early 2000. Thereafter commitments include a contractual obligation to construct an entertainment center in Australia, at an estimated remaining cost of $23,400,000 (currently anticipated to be completed in the first half of 2001), a $2,800,000 obligation to acquire additional land in New Zealand, a $1,180,000 purchase money mortgage due in May 2000 and other projects anticipated to aggregate approximately $7,000,000. The totals set forth above do not include commitments associated with the City Cinemas transaction, which transaction, if consummated, requires the commitment of up to $36,500,000, eighteen months after closing.

     The following summarizes the major sources and uses of cash funds in the nine months September 30:

1999:
----

     "Unrestricted cash and cash equivalents" decreased $34,798,000 from $58,593,000 at December 31, 1998 to $23,804,000 at September 30, 1999 as the
Company paid $27,118,000 to acquire property and equipment $1,779,000 to acquire Property held for development and reduced purchase commitments by $6,522,000. Working capital decreased $34,038,000 from $45,378,000 at December 31, 1998 to $11,340,000 at September 30, 1999.

     While not necessarily indicative of its results of operations determined under generally accepted accounting principles, CineVista's, the Domestic Cinemas' and Reading Australia's theater operating cash flow (income or loss before Interest, Taxes, Depreciation and Amortization, General and administrative expenses and Asset impairment charges) of $5,220,000 contributed to the Company's liquid funds for the nine months ended September 30, 1999. Other principal sources of liquid funds in the current year nine month period were $1,751,000 in "Interest and dividend" income and increased cash from financing activities of $1,437,000.

1998:
----

     "Unrestricted cash and cash equivalents" decreased $26,879,000 from $92,840,000 at December 31, 1997 to $65,961,000 at September 30, 1998. Working
capital decreased $24,185,000 from $87,126,000 at December 31, 1997 to $62,941,000 at September 30, 1998.

     While not necessarily indicative of results of operations determined under generally accepted accounting principles, CineVista's, the Domestic Cinemas' and Reading Australia's theater operating cash flow (income or loss before interest, taxes, depreciation and amortization and General and administrative expenses) totaled $5,949,000 in the nine months ended September 30, 1998. Other principal sources of liquid funds in the current year nine-month period were $3,578,000 in "Interest and dividend" income, a net decrease in "Amounts Receivable" of $1,070,000 and a net decrease in "Restricted cash" of $3,673,000

     In addition to other General and administrative expenses, uses of liquid funds in the nine months ended September 30, 1998 included $16,770,000 of property and equipment purchases, a net decrease in "Accounts payable and accrued expenses" of $3,122,000, an investment in joint ventures (inclusive of loans to joint venture partners) of $3,736,000, payment of preferred stock dividends of $3,023,000, a net decrease in "Purchase commitments" of $3,408,000, investments in common stock of $2,211,000, and a net decrease in "Notes payable" of $627,000.


YEAR 2000

     The Company has conducted a review of the software and hardware components and its non-information system equipment that it uses in its operations to assess whether such components will properly recognize the dates beyond December 31, 1999 ("Year 2000 Compliance"). As a result of this review remedies for non-compliant components relating to systems material to the Company's operations have been enacted and/or planned for installation prior to year-end. Manual systems are available as backup for most of the Company's critical cinema operating activities.

     The Company is also conducting a review of its major suppliers of goods and services ("service providers") to understand their level of compliance with Year 2000 issues. Based upon responses received to date, the Company believes that substantially all of its service providers will represent that they are Year 2000 compliant or that formal programs are in place to ensure that they will be Year 2000 compliant.

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

    27    Financial Data Schedule for the quarter ended September 30, 1999.

     *These exhibits represent the executive compensation plans and arrangements of the Company.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     READING ENTERTAINMENT, INC. REGISTRANT


Date:  November 15, 1999    By:/s/ Robert F. Smerling
       -------------------     -------------------------------------
                                 Robert F. Smerling
                                 President
                                 (Duly Authorized Officer)


Date:  November 15, 1999    By:/s/ James A. Wunderle
       -------------------     -------------------------------------
                                 James A. Wunderle
                                 Executive Vice President, Chief
                                    Financial Officer and Treasurer
                                 (Principal Financial Officer)