Form 10-K
period 1999-12-31
READING ENTERTAINMENT INC
filed 2000-04-14
CIK 1023993

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............... to ...............

Commission file number 333-13413

                          Reading Entertainment, Inc.
            (Exact name of registrant as specified in its charter)

               Nevada                                  23-2859312
        (State of incorporation)         (I.R.S. Employer Identification No.)

    30 South Fifteenth Street
           Suite 1300
  Philadelphia, Pennsylvania                             19102
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number: 215.569.3344

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
Common Stock, $.001 Par Value                 Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, $.001 Par Value
             Title of class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 23, 2000, there were 7,449,364 shares of Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $9,680,429.

                     Documents Incorporated By Reference:
     The information required by Part III is incorporated by reference to the definitive proxy statement for the 2000 Annual Meeting of Shareholders of Reading Entertainment, Inc.

PART I

Item 1.  Business

General

     Reading Entertainment, Inc., a Nevada corporation ("REI" and collectively with its various subsidiaries and predecessors, the "Company" or "Reading"), was formed in 1999 in a reorganization of the Company under a Nevada holding company. Initially organized in 1833, the Company has been doing business in the United States for over 165 years. Currently, operating 182 screens in twenty-seven multiplex cinema complexes, located principally overseas, and owning approximately 1.85 million square feet of land capable of supporting approximately 0.75 million square feet of development in Australia and New Zealand, the Company is principally in two lines of business (i) the development and operation of multiplex cinemas in Australia, New Zealand, Puerto Rico and the United States and (ii) the development and operation of cinema based entertainment centers in Australia and New Zealand.

     Prior to 1976, the Company was principally in the transportation business, owning and operating the Reading Railroad. Following the disposition of substantially all of its rolling stock and active rail lines in 1976, the Company pursued a number of endeavors including the development of One Reading Center (a 600,000 square foot office complex located in Philadelphia) and initiated the activities which led to the development of the Pennsylvania Convention Center on land originally utilized by the Company for railroad purposes. Since 1976, the Company has reduced its railroad real estate holdings from approximately 700 parcels and rights-of-way to approximately fifteen.

     In 1993, following the sale of its last major railroad real estate asset -- the historic Reading Terminal Headhouse in downtown Philadelphia -- the Company entered the "Beyond the Home" or real estate based segment of the entertainment industry. Since that date, the Company has acquired and updated a chain of multiplex cinemas in Puerto Rico ("CineVista") featuring conventional film product; acquired or developed certain multiplex cinemas in the United States featuring principally art, specialty and sophisticated or upper-end conventional film product ("Angelika Cinemas") and/or conventional film product ("Reading Cinemas"); and developed a chain of cinemas currently comprising seventy-one screens in Australia featuring conventional film product ("Reading Cinemas") and a 50% interest in a thirteen screen cinema chain in New Zealand ("Berkley Cinemas"). In 1999, the Company grew from 96 to 174 screens, most of the new screens coming on line in the fourth quarter of that year. At December 31, 1999, the Company had under development or agreements to lease, acquire or manage, cinemas representing approximately thirty-two additional screens. The Company anticipates adding twenty-six of these screens in 2000, including an Australian location with eight screens which commenced operations in March 2000.

     In Australia and New Zealand, the Company is also in the business of developing entertainment centers, typically consisting of a multiplex cinema, complementary restaurant and retail uses, and convenient parking, all located on land owned or controlled by the Company. Reading opened the cinema portion of its first entertainment center in Perth in December 1999 (the entertainment retail space is expected to be placed in operation in mid-2000), and anticipates opening a second and substantially larger entertainment center in a suburb of Auburn, Sydney in the third quarter of 2000.

     The Company, where feasible, prefers to own the land on which it constructs its cinemas. In the United States and Puerto Rico, a variety of factors (including land acquisition costs, the proliferation of suburban multiplex cinemas and competition from existing developers and shopping center owners) have caused the Company to rely on leasehold sites in established urban areas or suburban malls. However, an ownership-oriented approach is being pursued in urban centers in Australia and New Zealand. This means that many of the Company's projects in Australia and New Zealand are more capital intensive, have longer lead times, entail greater development risks and have initially lower cash returns than the more leveraged development of cinemas in leased facilities in established malls. However, the Company believes that these risks are more than offset by the greater control and flexibility that the ownership of such sites provides to the Company and by the opportunity given to the Company to participate in the enhancement to the value of such land likely to result from the consumer traffic generated by a successful cinema operation. To date, the Company has acquired (directly or through joint venture or tenant-in-common investments), or has the contract right to acquire, six sites in Australia and New Zealand which it believes are suitable for development or redevelopment as entertainment centers. During 1999 the Company acquired 100% ownership of an entertainment site in Wellington, New Zealand. Prior thereto, the Company held a 50% interest in such site. These sites (which include the entertainment center to be opened in Sydney later this year) represent approximately 1.85 million square feet of land area with the potential to support nearly 0.75 million square feet of improvements.

     The Company has elected to focus its future cinema exhibition activities in Australia and New Zealand. The Company believes that, given its finite capital resources, the scope and extent of its current activities, its investments and commitments in Australia and New Zealand, and the opportunities available to it in Australia and New Zealand, that it is in the best interests of the Company and its stockholders to concentrate on Australia and New Zealand and to reduce development undertakings relating to its domestic cinema assets and, over time to reduce the position of the Company's assets directly invested in the domestic cinema exhibition business. Accordingly, the Company has sold to a third party a 50% membership interest in the Angelika Film Center LLC ("AFC"), has granted to that same third party certain options to acquire the Company's remaining 33.33% membership interest in AFC and to acquire the remainder of the Company's US based cinema assets (including its rights with respect to the City Cinemas Transaction), is in negotiations with its affiliate, Citadel Holding Corporation ("CHC and collectively with its predecessors and consolidated subsidiaries "Citadel") to transfer to Citadel, subject to such option, the Company's rights with respect to both the City Cinemas Transaction and the OBI Transaction, and is in negotiations with a third party to sell its interest in the Royal George Theatre ("RGT") in Chicago. The only domestic cinema development contemplated for 2000 is the development of an eight screen cinema in Dallas, which will feature art and upper end film product.

     The Company currently has the right under an agreement with Messrs. James
J. Cotter (Chairman of the Company's Board of Directors) and Michael Forman (a major shareholder in Craig Corporation ("CC"and collectively with its wholly owned subsidiaries "Craig"), which corporation owns 78% of the Company's voting stock) and certain of their affiliates (collectively referred to as "Sutton Hill") a) to lease, with option to purchase, the Cinemas I, II and III, the Murray Hill, the Sutton, and the Village East Cinemas, and to manage the Angelika Film Center located in the Soho section (the "NY Angelika"), the Gotham, the 56/th/ Street Playhouse, and the 86/th/ Street Theatre, all of which are located in Manhattan, and which are operated collectively as the City Cinemas Chain, b) to purchase the 1/6th interest in the NY Angelika not already owned by the Company and c) to acquire, through a stock merger (the "OBI Transaction"), the assets and business of Off Broadway Investments, Inc.("OBI"), which assets currently consist of the Minetta Lane, Orpheum and Union Square theaters in Manhattan (the "Off Broadway Theatres"). The acquisition of the cinema leases, cinema interest and the related management rights is collectively referred to as the "City Cinemas Transaction".

     On April 5, 2000, the Company sold a 50% membership interest in the Angelika Film Center LLC (the ("AFC") to National Auto Credit, Inc ("NAC"). AFC is the owner of the NY Angelika. The 50% membership interest (the "Angelika Interest") was conveyed in exchange for 8,999,900 shares of the common stock of NAC, representing approximately 26% of the outstanding common stock of that company (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class. NAC common stock, which is traded in the over-the-counter market, closed April 10, 2000 at $1 5/64. The Series A Preferred Stock has a liquidation preference of $1.50 per share, is convertible into the common stock of NAC on a share for shares basis, is entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoys certain special voting rights. As a consequence of that transfer, (a) AFC is now owned 50% by NAC, 33.33% by the Company and 16.67% by Sutton Hill and (b) the Company and its affiliates own approximately 29% of the outstanding common stock of NAC.

     NAC is a publicly traded company whose shares are traded in the over-the-counter market. Historically, NAC has been in the business of originating, purchasing and servicing sub-prime loans secured by second hand automobiles. However, in recent periods, NAC has sold substantially all of its inventory of loans, substantially reduced its work force and, in essence, reduced its assets to cash and real estate. The Company is advised by NAC that it is considering investments in several industries, one of them being domestic cinema exhibition, and that the acquisition of the AFC Interest constituted a possible first step in what may be a substantially larger commitment to that industry. Accordingly, the Company has also granted to NAC two separate and independent options to acquire additional US cinema assets of the Company.

     Under the first option (the "AFC Option"), NAC has the right to acquire the remaining 33.33% membership interest in AFC owned by the Company in exchange for an additional 6 million shares of NAC common stock, to the extent that authorized but unissued shares of NAC common stock are available for such purpose. To the extent that NAC has less than 6 million shares available for such purpose, NAC has the right to substitute cash for such shares (at the rate of $1.50 per share) to the extent necessary to make up for any such shortfall. The AFC Option can be exercised through

May 20, 2000. Following the exercise of the AFC Option, the remaining 16.67% membership interest in AFC would continue to be owned by Sutton Hill, and the cinema would continue to be managed as a part of the City Cinemas Chain.

     Under the second option (the "City Cinemas Option"), NAC has the right to acquire the remainder of Reading's domestic assets for cash (including the Company's rights to the City Cinemas Transaction, and, if NAC has not previously exercised the AFC Option, the Company's remaining interest in AFC). The City Cinemas Option can be exercised through June 5, 2000. The Company has received $500,000 in consideration of the grant of the City Cinemas Option. NAC has the right to extend the option for two thirty day periods, by payment of an additional $100,000 for each such thirty day extension period.

     If NAC exercises the City Cinemas Option, it is required to give to Citadel a right to participate in the transaction on a 50/50 basis. The decision whether or not to proceed with either of the options described above rests with NAC and not with the Company or Citadel. Such transactions are also subject to Hart Scott Rodino review and clearance. Accordingly, no assurances can be given that any further transactions will be effected between the companies.

     The Company is also in negotiations with Citadel to assign to it the Company's rights to the City Cinemas Transaction and the OBI Transaction. The negotiations with respect to the acquisition of the City Cinemas Chain are, of course, subject to a determination by NAC not to exercise its rights under its City Cinemas Option. Citadel has advised the Company that it is interested in taking over the Company's position under these agreements, if certain modifications to the transaction can be negotiated, and has delegated to a committee comprised entirely of independent directors authority to review the transactions and to negotiate such modifications directly with Sutton Hill.

     While no assurances can be given, the Company, based upon conversations with representatives of Citadel and Sutton Hill, is optimistic that a transaction can be worked out which would be attractive to the Company, Citadel and Sutton Hill. It is contemplated that, if Citadel consummates a transaction with Sutton Hill, the Company will receive at the closing the $1 million deposit made by the Company under its agreement with Sutton Hill. The Company has also advised Citadel that, if Citadel consummates a transaction with Sutton Hill, the Company will give Citadel a first right of negotiation to acquire the remaining domestic cinema assets of the Company, including the Dallas cinema currently under development. If NAC exercises its City Cinemas Option, the Company anticipates that Citadel will seriously consider taking a 50% interest in that
transaction.   Also, in such case, the Company believes that Citadel may still elect to proceed with the OBI Transaction, which has not been offered to NAC.

     The Company has taken writedowns in the amount of $31,330,000 with respect to its Puerto Rico operations in 1999. In the third quarter of 1999 the Company wrote off the entire carrying value of the Company's eight screen cinema at the Plaza Las Americas Cinema (the "Plaza Cinema") $14,022,000 upon the determination by the owners of the Plaza Las Americas in San Juan not to honor what the Company believes to have been a contractually binding obligation to lease to the Company a new state-of-the-art cinema complex at the Plaza Las Americas. The Plaza Las Americas is the largest shopping center in Puerto Rico. The Company currently leases an older eight screen cinema at another location at the Plaza. The determination of the Plaza's owners to instead lease the new facility in the Plaza to the Company's principal competitor in Puerto Rico has eliminated the value of the Company's existing cinema in that shopping center, and will likely materially adversely effect the value of the remainder of the CineVista circuit. In the fourth quarter the Company reduced the carrying value of CineVista to its estimated net realizable value based upon the Company's decision to exit the Puerto Rico market recording an additional Impairment loss of $17,308,000. The Company is currently reviewing its options with respect to Puerto Rico. Among those options may be litigation against the Plaza for breach of contract and against the Company's principal competitor in Puerto Rico who already controls over 80% of the box office in Puerto Rico) for violation of various antitrust and unfair competition laws. Given the difficulties inherent in this type of litigation, no assurance of success can be given. The Company intends to endeavor to sell its Puerto Rico circuit, in order to free up further assets for deployment in Australia and New Zealand. No assurances can be given that these endeavors will be successful.

     In addition to its principal cinema and entertainment center development activities, the Company continues to wind up its historic railroad related activities, including the sale or other exploitation of its residual real estate interests, and to lease equipment to third parties. The Company also owns a fifty acre property assemblage located in the greater Melbourne, Australia area. Originally acquired in 1996 as a potential entertainment site, the property is held for non cinema development. The Company believes this site to be the largest site available for development in the greater

Melbourne metropolitan area, and to have a value substantially in excess of its book value. The Company is reviewing its alternatives with respect to this site.

     In recognition of the significant amount of capital required to compete in the cinema exhibition and real estate development businesses, and in furtherance of its plan to focus on the development of cinemas and cinema based entertainment centers, on October 15, 1996, the Company reorganized under a Delaware holding company (the "96 Reorganization") and completed a private placement of common and preferred stock which increased shareholders' equity from approximately $69 million to approximately $156 million (the "Stock Transactions"). In March 2000, the Company completed an Australian dollar credit facility which provides for initial funding of up to $15 million and, under certain circumstances, up to $47.8 million, to provide funding for the construction of additional entertainment centers in Australia.

     At December 31, 1999, the Company had assets valued for balance sheet purposes at approximately $138.5 million and no long term indebtedness. Over the past thirty months the Company has liquidated the assets received in the Stock Transactions and reinvested the proceeds together with its other cash assets, in the development of cinemas and entertainment centers and the acquisition of land held for the development of cinemas and entertainment centers. Accordingly, at December 31, 1999, the Company held property and equipment and property held for development with a net book value of approximately $89.5 million.

     The Company also owns approximately 31.7% of Citadel. Citadel is principally in the business of owning and operating commercial and agricultural real estate and providing real estate consulting services to Reading. Citadel also owns 70,000 shares, representing all of the outstanding shares, of the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). Citadel is a publicly reporting and trading company, whose common stock is traded on the American Stock Exchange. Citadel's net earnings during 1999 were $9,487,000. The Company's share of such earnings was $2,799,000 which amount is included in the Consolidated Statement of Operations for the year ended December 31, 1999 as Equity in earnings of affiliate.

     In December 1997, Citadel capitalized Big 4 Ranch, Inc. ("BRI"), a wholly-owned subsidiary, with a cash contribution of $1.2 million and distributed 100% of the shares of BRI to Citadel's common shareholders. BRI , Citadel and Visalia, LLC (a limited liability company controlled by James J. Cotter, Chairman of the Company, and owned by Mr. Cotter and certain members of his family) are general partners to three general partnerships (the "Agricultural Partnerships") which also in December 1997 acquired an approximately 1,580 acre agricultural property for approximately $7.6 million. The Agricultural Partnerships are owned 40%, 40%, and 20% by Citadel, BRI and Visalia, respectively. Through its equity interests in Citadel and BRI, the Company owns approximately 26% of the Agricultural Partnerships. The partnership structure was developed to comply with certain federal water laws which limit the amount of acreage irrigated by federal water that can be owned by any one entity. In 1998, the Agricultural Partnerships' citrus crop was lost due to a freeze. BRI's net loss (excluding the indirect share of such losses recorded by Citadel) was $1,090,000. The Company's share of such loss was $346,000. As a consequence of the freeze, BRI had virtually no revenues in 1999, and reported an additional net loss of $322,000. As a result of the loss in 1998 the Company's investment in BRI has been reduced to $0. Therefore the Company did not make provision for BRI's 1999 loss in its Consolidated Statement of Operations. The Company has no obligations to fund BRI's operating losses.

     Shares of REI's common stock, par value $.001 per share (the "Common Stock"), are quoted on the Nasdaq National Market ("NNM") and trade on the Philadelphia Stock Exchange ("PHLX") under the symbols RDGE and RDGE, respectively. The Company has filed an application with the Securities and Exchange Commission ("SEC") to withdraw its listing from PHLX and anticipates it acceptance on or about April 21, 2000.

Description of Business
-----------------------

     The Company is primarily engaged in the development in Australia and New Zealand of cinema based entertainment centers and in the multiplex cinema exhibition business (focusing on the market for multiplex complexes featuring principally commercial film in, Australia and New Zealand and Puerto Rico, and featuring art, specialty and more sophisticated upper-end film product as well as commercial film product in the United States).

     While exceptions may be made from time to time with respect to certain well-situated cinemas with proven or projected draw as art and specialty houses, it is the Company's general intention to develop or acquire state-of-the-art multiplex venues. With respect to new cinema construction, it is the Company's intention to concentrate primarily upon a stadium seating format, and to feature wall-to-wall screens with state-of-the-art projection and sound. The Company's entertainment centers will typically be centered around a multiplex cinema, and feature complementary retail and restaurant facilities and convenient parking all on land owned or controlled by the Company. Where possible, the Company prefers to own rather than lease properties.

     In the future, the Company intends to focus on the cinema and entertainment center market in Australia and New Zealand and to de-emphasize and ultimately to phase-out the domestic and Puerto Rican cinema markets.

Reading Cinemas (Australia and New Zealand)
-------------------------------------------

     The Company currently operates ten cinemas, consisting of seventy-one screens, in Australia and holds a 50% joint venture interest in three cinemas, consisting of thirteen screens in New Zealand. The Company anticipates that it will open an additional cinema, consisting of ten screens in Australia, during the remainder of 2000.

     The Company commenced activities in Australia in mid-1995, and conducts business in Australia through its wholly-owned affiliate, Reading Entertainment Australia Pty. Limited ("REA" and, collectively with its various subsidiaries, "Reading Australia"). Reading Australia is currently engaged in the development and operation of multiplex cinemas featuring conventional film product and the development of entertainment centers in Australia and New Zealand. Reading Australia's seventy-one screens are located in seven leased, one managed and two owned locations.

     The Company commenced operations in New Zealand in 1997 and conducts operations in New Zealand through its wholly-owned affiliate, Reading New Zealand Limited (collectively with its various subsidiaries, "Reading New Zealand"). At the present time, all of the Company's cinema interests are held through a 50/50 joint venture with an experienced cinema operator. The joint venture currently operates three cinemas representing thirteen screens at two owned and one leased facility.

     Reading Australia and Reading New Zealand are also engaged in the development of entertainment centers which will typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking, all on land owned or controlled by the Company. In December 1999, the Company opened the cinema portion of its first entertainment center in Australia. Located in Perth, the entertainment center includes a ten screen cinema and upon completion, approximately 17,000 square feet of retail space. The Company anticipates opening a second and substantially larger entertainment center in the third quarter of this year. That entertainment center, located in Sydney near the site of the Olympic Village, includes a ten screen cinema and approximately 60,000 square feet of retail space. At the present time, Reading Australia owns or has development rights to own an additional three locations which it intends to use for entertainment center purposes. None of the properties under development currently produce material cash flow.

     Reading Australia also owns a 50% joint venture interest in an existing shopping center located on leased land in the Melbourne area of Victoria, which it acquired in anticipation of redevelopment as an entertainment center (the "Whitehorse Center"). In December 1998, that joint venture entered into an agreement to acquire the land underlying that center. The Company's joint venture partner has not proved to be the source of financial strength that was anticipated by the Company at the time it entered into the joint venture. Accordingly, the Company has advised its joint venture partner of its desire to sell the shopping center and the rights of the joint venture to acquire the land underlying the shopping center. While certain disputes exist between the Company and its joint venture partner, the joint venture has retained a broker to market the property and the Company's interest has been classified as Held for sale in the Company's Consolidated Balance Sheet at December 31, 1999.
While the Company remains interested in building a cinema at the shopping center, assuming that commercially reasonable terms can be negotiated with the purchaser of the center, no assurances can be given that the Company will be successful in developing a multiplex facility at that site. Accordingly, the Company no longer considers the Whitehorse Center to be a potential entertainment location.

     Reading New Zealand owns a 115,000 square foot site located in downtown Wellington, the capital and second largest city in New Zealand, and an 327,000 square foot, nine-story parking facility located adjacent to that property. Reading New Zealand has also purchased a 678,000 square foot site in a developing suburb of Auckland. The Company currently intends to develop these properties as entertainment centers.

     The six potential entertainment center sites described above (calculated exclusive of the Whitehorse Center) include the potential for the development of over sixty-four screens. All of the projects hold government approvals (if required) for development as entertainment centers.

     Summarized below are the entertainment center projects currently open or under development by Reading Australia and Reading New Zealand:


                           Land Size     Approximate       Approximate       Estimated Development
                           in Square      Purchase        Cinema Size in   Size in Square Footage
Site                        Footage        Price            Square Feet         of Improvements
------                   -----------     ------------    ---------------  -------------------------
Australia
 Auburn, NSW                  522,720      $6,800,000         60,000               210,000
 Frankston, Victoria          227,750        N/A/1/           64,000                94,000
 Moonee Ponds, Victoria       129,949      $4,200,000         54,000               103,000
 Newmarket, Queensland        172,160      $4,500,000         49,000               161,000

New Zealand
 Wellington/2/                115,000      $3,300,000         77,000               133,000
 Takanini                     678,132      $3,200,000         41,000                56,000

     In addition to the above, the Company has accumulated, as the consequence of three separate acquisitions, a fifty acre site in Burwood, Victoria. This site was originally acquired for development of a megaplex cinema. However, such use is currently prohibited as a consequence of an adverse land use determination, which negated certain permits for the construction of cinemas on the site which were in place at the time the properties were acquired by Reading Australia. Due to the size of the accumulation and its location at the demographic center of the greater Melbourne metropolitan area, the Company believes that the accumulation has value substantially over and above its original purchase price and is currently reviewing its options as to potential development alternatives for the site.

     Two of the Company's cinemas, consisting of eleven screens, and located in country towns, are owned by Australia Country Cinemas Pty Limited ("ACC"), a company owned 75% by Reading Australia and 25% by a company owned by an individual familiar with the market for cinemas in country towns. ACC has a limited right of first refusal to develop any cinema sites identified by Reading Australia or such individual which are located in country towns.

     One of the Company's cinemas, a five screen facility in Melbourne, is owned by a joint venture in which the Company has a 66.6% interest.

     Reading New Zealand has a 50% joint venture interest in a five screen multiplex cinema located in Whangaparoa, New Zealand, a four screen multiplex cinema located in Mission Bay, New Zealand, and a four screen cinema located in Takapuna. Reading New Zealand's partner in these ventures is an experienced cinema owner and operator. Two of the joint venture cinemas are fee properties and the third is leased.

     At the present time the Company's activities in Australia and New Zealand are in large part in the nature of speculative real estate development. While, in each case, the Company is its own anchor tenant, the success of the real estate aspects of the Company's business will depend upon a number of variables and are subject to a number of risks, some of which are outside of the Company's control. These variables and risks include, without limitation:

     . construction risks, such as weather, unknown and unknowable site conditions, and the availability and cost of materials and labor;


----------------
     /1/ Under the applicable development agreement, Reading Australia is required to make certain infrastructure improvements which are estimated to cost approximately $4,000,000 in consideration of a grant to the underlying land.

     /2/ Does not include adjacent parking garage owned by Reading New Zealand.

     . leasing risk with respect to ancillary space being constructed in connection with the entertainment centers -- in certain cases such ancillary space constitutes a substantial portion of the net leasable area of a particular entertainment center and there is not presently any established Australian and New Zealand markets for entertainment center space;

     . political risk, such as the possible change in mid-stream of existing zoning or development laws to accommodate competitive interests at Burwood; and

     . financing risks, such as the risk of investing U.S. dollars in Australia during times of currency exchange rate instability, and the difficulties of acquiring construction finance while the great majority of the Company's projects are developmental in nature.

     In light of these risks, no assurances can be given that the Company will be able to accomplish its business objectives in Australia and/or New Zealand. Furthermore, even if those objectives are eventually achieved, the realization of these objectives may require a longer period of time and a greater level of developmental costs than currently anticipated by the Company.

     Reading Australia's cinemas are managed by employees of the Company. Reading New Zealand's cinemas are operated by a joint venture partner.

Australia
---------

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

     Australia does not restrict the flow of currency into the country from the U.S. or out of Australia to the United States. Also, subject to certain review procedures, U.S. companies are typically permitted to operate businesses and to own real estate. On July 1, 2000, Australia will implement a goods and services tax ("GST") on all goods and services at a consistent rate of 10%. The Company currently believes that GST rules will allow it to pass 100% of such taxes through to the ultimate consumers of its goods and services, subject to market pricing restraints.

New Zealand
-----------

     New Zealand is a self governing member of the Commonwealth of Nations. It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles. The country has a population of approximately 3.6 million people, most of whom are of European descent and the principal language is English. Wellington, with a population of approximately 350,000, is the capital and Auckland, with a population of approximately one million, the largest city. Most of the population lives in urban areas.

     New Zealand is a prosperous country with a high standard of social services. The national economy is largely dependent upon the export of raw and processed foods, timber and wool. Principally a trading nation, New Zealand exports about 30% of its gross national product. In the past (particularly before the United Kingdom entered the Common Market in 1973), New Zealand's marketing focused on a small number of countries, principally the United Kingdom. Currently, only approximately 7% of New Zealand's trade is with the United Kingdom, with Japan and Australia being its principal trading partners. While no country currently accounts for more than 20% of its exports, its economy remains sensitive to fluctuations and demand for its principal exports.

     Like Australia, New Zealand has a largely ceremonial governor-general, appointed by the Queen of England. However, the executive branch is run by a prime minister -- typically the leader of the majority party in Parliament --and appointed ministers (typically chosen from the members of Parliament). The Parliament is elected by universal adult suffrage using a mixed member proportional system. Under this system, each voter casts two votes at the federal level, one for a local representative and one for a party. Fifty percent of the 120 seats in Parliament are determined by the direct election of local representatives, and the remaining fifty percent are elected based upon the number of votes garnered by the parties. The Prime Minister and his cabinet serve so long as they retain the confidence of the Parliament.

     With the exception of special excise taxes on tobacco, liquor, petroleum products and motor vehicles the only general sales tax is a GST imposed on all such services at the consistent rate of 12.5%. In effect, by a series of refunds, GST is only paid by the end-user of the goods or services in question. Resident companies pay income tax at a rate of 33%, however, dividend imputation credits generally prevent double taxation of company profits. There are no restrictions on repatriation of capital or profits, but some payments to overseas parties are subject to withholding tax. There is no capital gains tax, and there are tax treaties with many countries, including the United States.

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

     Competition:  The principal exhibitors in Australia and New Zealand include
     -----------
Village Roadshow Limited ("Village") with approximately 419 screens in Australia and 85 in New Zealand, Greater Union and affiliates with approximately 328 screens in Australia and Hoyts Cinemas ("Hoyts") with approximately 242 screens in Australia and 92 in New Zealand. Independents, as a group, operate approximately 560 screens in Australia and 130 in New Zealand. The film exhibition business in Australia and New Zealand is concentrated and, to a certain extent, vertically integrated.

     Greater Union is the owner of Birch Carroll & Coyle and a part owner of Village. All new multiplex cinema projects announced by Village are being jointly developed by Greater Union, Village, and Warner Bros. Hoyts has announced plans to add approximately 168 new multiplex screens in Australia by 2003 with 61 currently under construction.

     These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately A$900 million at June 30, 1999. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately A$300 million at June 30, 1999. Hoyts Cinemas does not separately publish financial reports as it has been acquired by a major Australian media and entertainment company, Consolidated Press Holdings.

     The industry is somewhat vertically integrated in that Village also serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors. Roadshow Film Distributors is owned equally by Village and Greater Union.

     In the view of the Company, the principal competitive restraint on the development of its business in Australia and New Zealand is the availability of sites. The Company's principal competitors and certain major commercial landlords are currently attempting to use the historical course of land use development in Australia to prevent the construction of freestanding cinemas in new entertainment oriented complexes, particularly where those complexes are located outside of an established central business district or shopping center development. Competitors or shopping center landlords typically contest the suitability of the Company's projects, resulting in appeals to applicable land tribunals and delays in development. In the case of the Company's fifty acre site at Burwood, the Minister for Planning and Local Government preempted local zoning authorities to prohibit the Company's intended development of a twenty-five screen cinema complex, which would have competed with complexes owned by the principal theater operators in Australia and located in shopping centers owned by some of the principal retail landlords in Australia.

     As reported in a recent documentary news presentation by the Australian television Network Nine, this decision by the minister followed a record breaking cash contribution by Village Roadshow to that minister's political party. According to other published reports, the amount of that contribution was in the range of A$800,000.

     In light of recently published revelations about the extent to which major shopping center interests such as Westfields and major film exhibition companies, such as Village, have been willing to go to block competitive developments, the Company is hopeful that the use of these types of tactics will be reduced in Australia. Recently, for example, all opposition to the Company's project at Whitehorse Plaza, Box Hill was dropped. However, it is clear that the opposition of entrenched interests such as Westfields and Village have substantially delayed and otherwise adversely effected the Company's endeavors to become the largest independent cinema exhibitor in Australia and New Zealand.

     The Company generally has not encountered problems in obtaining access to first run film product in Australia or New Zealand. However, the Company has encountered some difficulty where it has attempted to take on the established competitors in the central business district of Sydney. As the theatre involved is one managed, as opposed to leased or owned, by the Company, this difficulty has not been material to the business or operations of the Company. However, the Company has retained counsel experienced in trade practice matters, and intends to vigorously contest the current division of product by the majors in the downtown Sydney market.

     In New Zealand, Village and Hoyts have announced a merger, which would result in a new entity controlling over 80% of the cinema box office in New Zealand. That merger is being opposed by the New Zealand Commerce Commission, the government agency responsible for the enforcement of New Zealand's anti-trust laws. The Commerce Commission has sued to prevent the merger, and it is anticipated that that case will go to trial later this year. While no assurances can be given, representatives of the Commerce Commission have advised the Company that the Commission is confident that it will be able to prevent the merger.

       Currency Risk:  Generally speaking, the Company does not engage in
       -------------
currency hedging. The Company presently intends, to the fullest extent possible, to operate each of its Australian and New Zealand operations on a self funding basis. The book value, stated in US dollars, of the Company's net assets in Australia, New Zealand, and in the United States and Puerto Rico combined (US dollars being the currency of Puerto Rico as well as that of the United States), are as follows:

                                         Net Assets/1/
                                        ---------------
             Reading Australia          $  66,445,000

             Reading New Zealand           14,007,000

             CineVista - Domestic/2/       29,231,000
                                        ----------------
                                        $ 109,683,000/3/
                                        ================

     The Company believes that its asset base in Australia should provide a sufficient capital base to support the borrowings needed to complete the cinema and entertainment center projects contemplated for at least 2000. The Company has put into place an Australia credit facility sufficient to permit the build-out of its Auburn project in Sydney. That project is scheduled for completion in the third quarter of this year. Subject to the syndication of the credit facility, that credit facility will also provide the funds required by the Company to complete the construction of at least one additional entertainment center and one additional cinema complex in Australia.

     With respect to New Zealand, the Company likewise believes that its assets in New Zealand should provide a sufficient capital base to support the borrowings needed to complete the currently contemplated entertainment center in downtown Wellington and, possibly, its suburban Auckland Project. The Company is in discussion with several New Zealand based lenders with regard to a New Zealand credit facility sufficient to cover all of the costs of developing the downtown Wellington site. It is currently contemplated that the Wellington project will break ground in the second quarter of this year, depending upon the pace of the Company's pre-leasing activities.

     At the present time, the Australian and New Zealand dollars are trading at the lower end of their historic range vis a vis the U.S. dollar. Set forth below is a chart of the exchange ratios between these three currencies over the past twenty-five years.

[THE FOLLOWING TABLE IS SUBSTITUTED FOR THE GRAPH USED IN THE ORIGINAL DOCUMENT]


       Date  $US/AUS$  $US/NZ$          Date  $US/AUS$  $US/NZ$
       ------------------------         ------------------------
       1975   $1.2545  $1.0385          1987   $0.7220  $0.6602
       1976   $1.0890  $0.9450          1988   $0.8535  $0.6290
       1977   $1.1380  $1.0160          1989   $0.7893  $0.5937
       1978   $1.1500  $1.0640          1990   $0.7720  $0.5865
       1979   $1.1057  $0.9830          1991   $0.7593  $0.5403
       1980   $1.1814  $0.9618          1992   $0.6890  $0.5135
       1981   $1.1280  $0.8230          1993   $0.6783  $0.5590
       1982   $0.9800  $0.7325          1994   $0.7753  $0.6402
       1983   $0.8965  $0.6545          1995   $0.7432  $0.6537
       1984   $0.8250  $0.4755          1996   $0.7944  $0.7065
       1985   $0.6818  $0.5005          1997   $0.6515  $0.5803
       1986   $0.6653  $0.5305          1998   $0.6123  $0.5270
                                        1999   $0.6560  $0.5234

_______________

/1/ Assets less third party liabilities and minority interests. Liabilities do not include redeemable preferred stock.

/2/ Includes corporate assets, Domestic Cinemas, the Company's remaining domestic real estate properties and the Company's investment in Citadel.

/3/ Liabilities do not include Series A Preferred Stock.

     Seasonality:  Major films are generally released to coincide with the
     -----------
school holiday trading periods, particularly the summer holidays. Accordingly, Reading Australia and Reading New Zealand record greater revenues and earnings during the first half of the calendar year.

     Employees:  Reading Australia has twenty-three full time executive and
     ---------
administrative employees and approximately 350 theater employees. Reading New Zealand currently has no employees. The Company believes its relations with its employees to be good.

Puerto Rico (CineVista)
-----------------------

     Acquired in 1994, CineVista currently operates fifty-six screens in eight leased facilities in Puerto Rico. During 1999, the Company opened a new twelve screen complex at the Plaza Carolina, a regional shopping center in the San Juan area. The Company does not presently anticipate further expansion of this circuit, and would like to exit this market if a suitable buyer can be found.

     In Puerto Rico, the Company has determined to concentrate on multiplex cinemas located on leasehold properties, and the exhibition of conventional film product. Generally speaking, the Company's current and future developments are being constructed in existing malls with proven foot traffic and self-contained parking. All of CineVista's theaters are modern multiscreen facilities.

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

     During the last five years, Puerto Rico has undergone significant retail shopping center development. During this period, the number of multiplex theaters has increased substantially. The Company's principal competitor, Caribbean Cinemas, a privately-owned company, has opened six complexes adding approximately eighty-two screens since the beginning of 1996, and is believed to have at least thirty screens at three locations under development. These new screens have adversely affected the Company's current operations, reducing the Company's market share from approximately 34% in 1995 to approximately 20% percent in 1999. The Company believes that the Puerto Rico market is substantially built out, and that there will be few if any opportunities in the near to medium term that would be attractive to the Company.

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

     Screen advertising revenues contribute approximately 5% of total revenues. CineVista has agreements with a major softdrink bottler and an independent advertising production company to show advertisements on theater screens prior to feature film showings. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

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

     CineVista licenses film from substantially all of the major United States studios and is not dependent upon any one film distributor for all of its product. However, in the event the Company was unable to license film from a major studio, such lack of supply could have a material effect upon CineVista's business. CineVista believes that the popularity of the Puerto Rico exhibition market and Puerto Rico rules governing film licensing make such a situation unlikely. In 1999, films licensed from CineVista's nine largest film suppliers accounted for approximately 90% of CineVista's box office revenues.

     Competition:  The Company believes there are approximately thirty-one
     -----------
first-run movie theaters in daily operation with approximately 220 screens in Puerto Rico. Based upon number of screens, box office revenues and number of theaters, CineVista is the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 1999, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited. CineVista's principal competitor is expected to continue to open theaters competitive with those of CineVista's.

     Since the beginning of 1996, the Company's principal competitor has opened four complexes in the San Juan metropolitan area, adding sixty-four screens, all of which are competitive with the Company's theaters, and which have attracted business that would otherwise have gone to theaters owned by CineVista. This competitor has at least one additional competitive theater under development which is expected to add thirteen screens to the San Juan market. Since 1994, this competitor's share of the Puerto Rico box office has increased from 48% to 80%.

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

     The Company's principal competitor appears to have adopted a strategy of market dominance, building cinemas in areas which are, in the view of the Company, already overscreened, and offering rents which, again in the view of the Company, do not provide for an adequate return on capital for the cinema operator.

     In 1999, the owner of the Plaza Las Americas and this competitor entered into a lease with respect to the development of a new state-of-the-art cinema complex in that shopping center. With the opening of this new cinema in late 2000 or early 2001, it is likely that this Competitor's market shares in Puerto Rico will increase significantly from the 80% share realized in 1999. The Company believes that this action was in violation of agreements reached between it and the owner of the Plaza, and was an exercise of monopoly power by the Plaza and this competitor. The Company presently intends to pursue these claims as this action on the part of the Plaza and this competitor has eliminated value of the Company's existing eight screen cinema at the Plaza. In 1999, the Plaza cinema complex accounted for approximately 42% of the gross box office revenues of CinaVista.

     Seasonality:  Most major films are released to coincide with the summer
     -----------
months, when schools are closed or the winter holiday seasons. Accordingly, CineVista has historically recorded greater revenues and earnings during the second half of the calendar year, except during 1998 when first half revenues were unseasonably high due to the strong box office performance of "Titanic."

     Employees:  CineVista has approximately 180 employees in Puerto Rico,
     ---------
twelve of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in May 2000. The Company believes its relations with its employees in Puerto Rico to be good.

Domestic Cinemas
----------------

     The Company has focused its domestic cinema activities on the art and specialty film exhibition market, and the selective acquisition and/or development of conventional commercial cinemas. At December 31, 1999, the Company operated six domestic cinemas with forty-two screens. The Company has entered into agreements to lease or manage an additional eight domestic locations with a total of thirty screens. However, in light of the Company's decision to concentrate its future activities on the Australian and New Zealand markets, the Company has entered into negotiations with Citadel to permit Citadel to take advantage of the Company's rights with respect to seven of these cinemas, representing twenty-two screens. If Citadel acquires these cinema interests, then the Company has agreed to give to Citadel a right of first negotiation with respect to the acquisition by Citadel of the remainder of the Company's domestic cinema assets.

     The Company's first domestic art theater was acquired in August 1996. This cinema, the NY Angelika, is a six screen multiplex theater located in the Soho district of New York City, and was acquired by the Company and Sutton Hill through a newly formed limited liability company, AFC. The Company contributed 83.3% of the capital of AFC and Sutton Hill contributed the remaining 16.7%.
The theater is held under a long term lease with a remaining term of approximately twenty-six years. On April 5, 2000, the Company sold a 50% membership interest in AFC to National Auto Credit, Inc. ("NAC") for 8,999,900 shares of NAC common stock, representing approximately 26% of the outstanding NAC common stock (calculated after the issuance of such shares), and 100 shares of NAC Series A Preferred Stock, representing 100% of the authorized shares of such class. NAC common shares closed April 10, 2000 at $1 5/64. The transaction is described in greater detail above under Item 1. Business, General.

     In 1997 the Company opened an eight screen, 31,700 square foot art and specialty cinema and cafe facility at the Bayou Place entertainment center in Houston, Texas and acquired an existing five screen, 18,100 square foot facility in Minneapolis, the former featuring art and speciality film product and the later commercial film product. In 1998, the Company commenced operation of a three screen, 18,000 square foot facility in Sacramento, California. In 1999, the Company opened a new 46,000 square foot twelve screen complex in Manville, New Jersey for the exhibition of conventional film product and leased a 27,400 square foot eight screen complex in Buffalo, New York for use as an art cinema.

     City Cinemas Corporation ("City Cinemas"), an affiliate of Sutton Hill, manages AFC and the Company's Minneapolis and Houston cinemas. The Company manages directly its Sacramento, Manville and Buffalo operations.

     Licensing/Pricing:  Art and specialty films are available from many sources
     -----------------
ranging from the divisions of the larger film distributors specializing in the distribution of specialty films to individuals that have acquired domestic rights to one film. Generally, film payment terms are based upon an agreed upon percentage of box office receipts.

     Competition:  In most markets, art and specialty film is generally
     -----------
exhibited at older independently owned one and two screen theater complexes.
Few such independent exhibitors operate cinemas in more than one metropolitan area. The Company believes that the exhibition of first run art and specialty films has historically been and in significant part continues to be a niche business, in some ways distinct from the business of exhibiting bigger budget wide release films. At the present time there exists one national chain specializing in art and specialty film which circuit operates approximately 150 screens in approximately fifty locations, principally in California and Washington. Many larger cities have smaller chains which operate one to five locations. One major commercial cinema circuit has formed a joint venture which is developing cinemas specializing in the exhibition of independent film.

     The cinema industry is currently in a state of significant change, as illustrated by the significant number of multiplex and megaplex theaters which have been constructed or announced in recent periods. This proliferation of screens has increased the appetite of the conventional multiplex operators for art and specialty product, bringing them into direct competition with art and specialty cinema operators. Often, these conventional multiplex operators are able to offer better facilities and better terms than are the smaller, less well capitalized art and specialty operators. The availability of screens on a national scale from the larger conventional multiplex operators has also effected release patterns. Popular art and specialty films such as "Shakespeare in Love" and "The Blair Witch Project" which might have had significant exclusive or near exclusive runs in the art cinemas, are now offered in general release immediately upon establishing themselves as potentially high grossing films. Other films, such as "Cider House Rules" and "The Talented Mr. Ripley," have gone immediately into general release, with 1,600 to 2,000 copies of these films being offered for initial release, as opposed to the between 800 to 1,000 copies which would typically be prepared for an art film release.

     Due to the relatively small scale of the Company's US operations and the geographical dispersion of its domestic cinemas, the Company may have difficulty securing certain film product due to competitive pressures of larger domestic cinema chains or more regionally concentrated exhibitors, and faces competition for sites from much larger and better known competitors.

     Seasonality:  The exhibition of art and specialty film, while still
     -----------
somewhat seasonal in nature, is less so than the film exhibition business generally. Art and specialty films tend to be released more evenly over the course of the year and, if successful, to enjoy a longer run than wide release films. The popularity of art and specialty film has increased significantly in recent years, grossing domestically approximately $112,000,000, $244,000,000, $372,000,000, $355,000,000, $500,000,000, $525,000,000, $545,000,000 and
approximately $550,000,000 in 1992 through 1999, respectively (based upon management estimates).

     Employees:  At December 31, 1999 approximately 275 cinema employees were
     ---------
employed by City Cinemas to operate the Company's domestic cinemas including forty employees employed under the terms of two collective bargaining agreements one of which expires in December 2001 and the other of which has been extended on a month-to-month basis for two years. The Company has approximately seventy-five direct cinema employees, approximately forty employees at RGT and eighteen executive and administrative staff which, while located in the Unites States, provide service with respect to all of the Company's operations. The Company believes its relationship with its employees to be good.

Financial Information Relating to Industry Segments and Foreign and Domestic
----------------------------------------------------------------------------
Operations
----------

     See Note 3 to the Consolidated Financial Statements contained elsewhere herein.

The 96 Reorganization and Stock Transactions
--------------------------------------------

     In October 1996, the Company reorganized under a new Delaware holding company, Reading Entertainment, Inc., a Delaware corporation ("Reading Delaware") (the "96 Reorganization"). In the 96 Reorganization, each outstanding share of Reading common stock was, in effect, converted into a share of Reading Delaware common stock. Following the 96 Reorganization, the law of Delaware controlled the internal corporate affairs of the Company. Prior to the 96 Reorganization, the law of Pennsylvania controlled such matters. In December 1999, the Company reorganized under a new Nevada holding company, the current Reading Entertainment, Inc., a Nevada corporation. Accordingly, the internal corporate affairs of the Company are now controlled by the law of Nevada.

     Immediately after the 96 Reorganization, Reading Delaware issued common stock and preferred stock in exchange for cash and other assets valued at approximately $93.4 million increasing shareholder's equity from approximately $69 million to approximately $156 million (the "Stock Transactions"). In the Stock Transactions, Reading Delaware issued to Citadel 70,000 shares of Series A Voting Cumulative Preferred Stock (the "Series A Preferred Stock"), and granted to Citadel the option to sell its assets to the Company on certain terms, in exchange for $7 million in cash. Reading Delaware issued to Craig Corporation 550,000 shares of Series B Voting Cumulative Preferred Stock (the "Series B Preferred Stock") and 2,476,140 shares of Common Stock in exchange for 693,650 shares of Stater Bros. Preferred Stock, the 50% membership interest in Reading International Cinemas LLC ("RIC") not previously owned by the Company, and 1,329,114 shares of Citadel Preferred Stock. The Citadel Preferred Stock was redeemed by Citadel in December 1996 for approximately $6.2 million. The Stater Bros. Preferred Stock was repurchased by Stater Bros. in the third quarter of 1997 for approximately $73.9 million.

     The option right granted to Citadel to sell its assets to the Company is set forth in an Asset Put and Registration Rights Agreement. Under this Agreement, Citadel has the right (the "Asset Put Option"), exercisable at any time until thirty days after REI files this Annual Report on Form 10-K to require REI to acquire substantially all of Citadel's assets, and assume related liabilities (such as mortgages), in exchange for shares of REI Common Stock. In exchange for up to $20 million in aggregate appraised value of Citadel assets, REI is obligated to deliver to Citadel that number of shares of REI Common Stock determined by dividing the value of the Citadel assets by $12.25. If the appraised value of the Citadel assets is in excess of $20 million, REI is obligated to pay for the excess over $20 million by issuing Common Stock at the then fair market value of such stock. REI is not obligated to acquire more than $30 million of assets. On March 22, 2000, REI common stock closed at $4.1875 per share. The Company has been advised that Citadel does not intend to exercise the Asset Put Option.

     The Series A and Series B Preferred Stock (collectively, the "Convertible Preferred Stock") have stated values of $7 million and $55 million, respectively. Holders of each series of the Convertible Preferred Stock are entitled to cast 9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to shareholders of REI. Each share of Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $11.50, and each share of Series B Preferred Stock is convertible into shares of Common Stock at a conversion price of $12.25, each subject to adjustment under certain circumstances. The shares of Series A Preferred Stock may also be converted after a change in control. REI has the right to require conversion of the Series A Preferred Stock if the average market price of the Common Stock over a 180-calendar day period exceeds $15.525. REI granted certain registration rights to Citadel with respect to the shares of Common Stock, issuable on conversion of the Series A Preferred Stock and the Asset Put Option.

     Citadel has the right during the ninety day period beginning October 15, 2001, or in the event of a change of control of the Company, to require the Company to repurchase the Series A Preferred Stock at its stated value plus accrued and unpaid dividends plus, in the case of a change of control, a premium. In addition, if REI fails to pay dividends on the Series A Preferred Stock for four quarters, Citadel may require REI to repurchase the Series A Preferred Stock. Also, REI has certain rights to redeem the Convertible Preferred Stock at its option. Due to the redemption provisions, the Series A Preferred Stock is not included as a component of Shareholders' Equity in the Consolidated Balance Sheet and is separately categorized as "Preferred Stock."


Item 2.   Properties

Executive and Administrative Offices
------------------------------------

     The Company leases approximately 25,000 square feet of office space in Philadelphia, Manhattan and Los Angeles in the United States, Melbourne and Sydney, in Australia and in San Juan, Puerto Rico. The space is typically held under lease having remaining terms of less than three years.

Entertainment Properties
------------------------

     Leasehold Interests
     -------------------

     The Company currently leases approximately 600,000 square feet of completed theater space in Australia, the United States, and Puerto Rico as follows:

                                   Aggregate         Approximate
                                    Square         Range of Terms
                                    Footage      (including renewals)
                                    -------      --------------------
               Australia             233,000         29-40 years
               United States         160,000         10-40 years
               Puerto Rico           204,000         13-40 years

     In addition, the Company has signed leases or agreements to lease with respect to additional to-be-built theater space of approximately 88,000 square feet in Australia and 30,000 square feet in the U.S.

     Fee Interests
     -------------

     In Australia, the Company currently owns approximately, 930,000 square feet of land at five locations. Substantially all of this land is located in the urban areas of Brisbane, Melbourne and Sydney as well as the fifty acre Burwood site.

     In New Zealand, the Company owns a 115,000 square foot site and an adjacent 372,000 square foot nine story parking structure in the heart of Wellington (the capital of New Zealand) and a 678,100 square foot parcel in Takanini

(a suburb of Auckland), both of which it intends to develop as entertainment centers, subject to obtaining the necessary land use approvals.

     In the United States, the Company owns the fee interest in the Royal George Theatre, a 30,000 square foot, four auditorium live theater office and restaurant complex located in Chicago, Illinois. Also, the Company has an Agreement in Principle to acquire (i) the fee interests in the Minetta Lane and Orpheum Theatres in Manhattan, New York and (ii) the option to acquire the fee interests underlying the Sutton and Murray Hill Cinemas also in Manhattan. The Company anticipates selling the Royal George Theatre in 2000 and is currently in negotiation with Citadel to convey to Citadel its interest in the Agreement in Principle.

     Joint Venture Interests
     -----------------------

     Reading Australia owns a 50% joint venture interest in the Whitehorse Center shopping center located on leased land in the Melbourne area of Victoria a 66% joint venture interest in a leased five screen multiplex cinema in Melbourne and a 75% interest in a venture which leases two cinemas with eleven screens. In December 1998, the shopping center joint venture entered into an agreement giving to it the right, subject to certain conditions, to acquire the land underlying the shopping center property. The joint venture's rights to acquire such fee interest is subject to the completion of certain improvements to that shopping center. Certain disputes have arisen with the Company's joint venture partner with respect to the development of the shopping center, and the joint venture has retained a broker to market the property.

     In New Zealand, the Company has 50% tenant in common interests in three pieces of real property, totaling approximately 87,100 square feet. Two of these parcels are improved with cinema/restaurant complexes. The third is improved with a new multiplex cinemas.

Non-Entertainment Properties
----------------------------

     Center City Philadelphia Properties
     -----------------------------------

     The Company's properties in center city Philadelphia, all of which are owned in fee, consist of several parcels of land aggregating approximately .67 acres located near or adjacent to the site of the Convention Center which are currently leased to a parking lot operator; the Viaduct north of Vine Street to Fairmount Avenue and adjacent parcels, comprising approximately 6.75 acres; and properties owned by certain partnerships described below in which the Company has interests.

     Domestic Partnership Properties
     -------------------------------

     S.R. Developers: A subsidiary of the Company is a general partner in S.R. Developers, a partnership which owns one property in center city Philadelphia.

     Parametric Garage Associates: A subsidiary of the Company is a general partner in Parametric Garage Associates, a partnership which owns the 750-car Gallery II Parking Garage (the "Garage"). The Garage is adjacent to the Pennsylvania Convention Center Complex. The Company has primary responsibility for the leasing and management of 19,000 gross rentable square feet of retail space on the ground level of the Garage. The Company does not believe that its general partnership interest has any value.

     Other Domestic Non-Entertainment Real Estate
     --------------------------------------------

     When the Company's railroad assets were conveyed to Conrail, the Company retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey. Approximately fifteen parcels and rights-of-way located outside of center city Philadelphia are still owned by the Company. The parcels consist primarily of vacant land and buildings, some of which are leased.

     Reading Australia
     -----------------

     In December 1995, Reading Australia acquired a fifty acre site in Burwood, a suburban area outside of Melbourne. Reading Australia had intended to build a multiplex theater on this site but the Minister for Planning and

Local Government has intervened to negate certain permits which were in place at the time the land was acquired. The Company believes that the site has value as an assemblage for other uses, even if it is unable to develop the site as a theater.


Item 3.  Legal Proceedings

Certain Shareholder Litigation
------------------------------

     In September 1996, the holder of fifty shares of Common Stock commenced a purported class action on behalf of the Company's minority shareholders owning Reading Company Class A Common Stock in the Philadelphia County Court of Common Pleas relating to the 96 Reorganization and Stock Transactions. The complaint in the action (the "Complaint") named the Company, Craig, two former directors of the Company and all of the then current directors of the Company (other than Gregory R. Brundage and Robert F. Smerling) as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions), and the current and former directors of the Company breached their fiduciary duty to the minority shareholders in the review and negotiation of the 96 Reorganization and Stock Transactions and that none of the directors of the Company were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of the Company and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in the Company was diluted by the transactions.

     In November 1996, plaintiffs filed an Amended Complaint against all of the Company's directors at that time, its two former directors and Craig. The Amended Complaint does not name the Company as a defendant. The Amended Complaint essentially restated all of the allegations contained in the Complaint and contended that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The Amended Complaint sought unspecified damages on behalf of the alleged class and attorneys' and experts' fees. On December 9, 1997, the Court certified the case as a Class Action and approved the plaintiff as Class Representative.

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

     On September 28, 1998, the defendants filed a motion for summary judgment. In February 2000 the Court granted summary judgment against the Plaintiff and in favor of all of the defendant directors. Craig was not dismissed, however, the Court has agreed to reconsider Craig's motion in light of its decision to dismiss the claims against all of the defendant directors. The plaintiff has not elected to seek any rehearing or interlocutory appeal of the Trial Court's decision to dismiss the defendant directors. Accordingly, management believes that the Company has no liability relating to the matter.

     Redevelopment Authority of the City of Philadelphia v. Reading
     --------------------------------------------------------------

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

     Other Claims
     ------------

     The Company is not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position. While the City of Philadelphia has asserted that the Company's share of any environmental clean up costs related to its North Viaduct Property would be in the range of $3.5 million, the Company does not believe that it has any current obligation to commence such remediation and believes such estimate to be inaccurate.


Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Company's 1999 Annual Meeting of Shareholders held on December 17, 1999, shareholders (i) elected six directors and (ii) approve the merger agreement between Reading Entertainment, Inc. (Delaware) and Reading Entertainment, Inc. (Nevada). The results of the votes were as follows:

     (i)  Election of Directors

                                          For      Withheld
                                       ----------  --------
               James J. Cotter         12,931,818   145,663
               Scott A. Braly          12,930,484   146,997
               Robert F. Loeffler      12,930,479   147,002
               Kenneth S. McCormick    12,930,484   146,997
               Robert F. Smerling      12,931,984   145,497
               S. Craig Tompkins       12,931,818   145,663

     (ii) Approval of merger agreement

               For:  12,108,200    Against:  115,576  Abstain:  6,061

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The names of the executive officers and significant employees of the Company, other than the nominees for director, together with certain information regarding them, are as follows:


     Name                   Age  Position
     ---------------------  ---  --------------------------------------------------

     James J. Cotter         62  Chairman of the Board of Directors
     S. Craig Tompkins       49  Vice Chairman and Director
     Robert F. Smerling      65  President and Director
     Eugene Cheah            32  Financial Controller, Australia and New Zealand
     Ellen M. Cotter         33  Vice President, Business Affairs
     Charles S. Groshon      46  Vice President, Finance
     David Lawson            41  Director of Real Estate Development, Australia and
                                   New Zealand
     Andrzej Matyczynski     47  Chief Administrative Officer
     Neil Pentecost          42  Chief Operating Officer, Australia and New Zealand
     James A. Wunderle       48  Executive Vice President, Chief Financial Officer
                                   and Treasurer

     Mr. Cotter has been Chairman of the Board of Directors since December 1991, Chairman of the Company's Executive Committee since March 1993 and a director since September 1990. Mr. Cotter has been Chairman of the Board of Craig since 1988 and a director since 1985. Mr. Cotter has been Chairman of the Board and a director of

Citadel since 1991 and the Chief Executive Officer of Citadel since August 1999. Mr. Cotter is Chairman of the Board and a director of Citadel Agricultural, Inc. ("CAI"), a wholly-owned subsidiary of Citadel's, a member of the Management Committee of each of the three agricultural partnerships which constitute the principal assets of CAI (the "Agricultural Partnerships") and Chairman of the Board and a member of the Management Committee of Big 4 Farming LLC ("Farming"), a farm management company, 80% owned by Citadel and formed to manage the properties owned by the Agricultural Partnerships. Also, Mr. Cotter has served since December 1997 as the Managing Director of Visalia LLC ("Visalia"), which holds a 20% interest in each of the Agricultural Partnerships and a 20% interest in Farming. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987 and has been the Executive Vice President and a director of the Decurion Corporation (real estate and motion picture exhibition) and of Pacific Theaters, Inc. (motion picture exhibition), a wholly-owned subsidiary of Decurion, since 1969. Mr. Cotter is the general partner of a limited partnership which is, in turn, the general partner of Hecco Ventures, a California general partnership engaged in the business of investing in securities, and the holdings of which include shares representing approximately 16.8% of the voting power of Craig. Mr. Cotter was a director of Stater Bros. Holdings Inc. and its predecessors from 1987 until September 1997.

     Mr. Tompkins has been Vice Chairman since January 1997. Mr. Tompkins has been a director of the Company since March 1994 and was President of the Company from March 1994 through December 1996. Mr. Tompkins is also President and a director of Craig and has served in such positions since March 1, 1994. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins has been a director of Citadel since May 1994 and a director of G&L Realty Corp., a New York Stock Exchange listed REIT (Real Estate Investment Trust), since December 1994 and currently serves as Chairman of the Audit Committee and Chairman of the Strategic Planning Committee of that company. Since July 1994, Mr. Tompkins has been the Vice Chairman of Citadel, and currently serves as that company's Secretary/Treasurer. From August 1994 until November 18, 1999 Mr. Tompkins served as the Principal Accounting Officer for Citadel. Mr. Tompkins is also President and a director of CAI, a member of the Management Committee of each of the Agricultural Partnerships and of Farming, and serves, for administrative convenience, as an Assistant Secretary of Visalia and Big 4 Ranch, Inc. ("BRI"), a partner with CAI and Visalia in each of the Agricultural Partnerships.

     Mr. Smerling has been a director since September 1997 and President of the Company since January 1997. Mr. Smerling has served as President of the Company's various domestic and Puerto Rican exhibition subsidiaries since 1994. Mr. Smerling served as President of Loews Theater Management Corporation from May 1990 until November 1993. Mr. Smerling also serves as President and Chief Executive Officer of City Cinemas Corporation ("City Cinemas"), a motion picture exhibitor located in New York City. City Cinemas is an affiliate of James J. Cotter and has entered into an Executive Sharing Agreement with the Company with respect to the services of Mr. Smerling.

     Mr. Cheah has been the Financial Controller of Reading Entertainment Australia since August 1998. Mr. Cheah served as the Planning and Projects Manager (Retail Strategy and Projects) for Myer Grace Bros. from 1996 to 1998, and as Project Accounting Manager (Property Development) for Coles Myer Properties from 1992-1995. Prior thereto, he was a Senior Accountant (Business Services) with Price Waterhouse.

     Ms. Cotter has been the Vice President, Business Affairs of the Company since March 1998 and has served as the Acting President of Reading Australia since August 1999. Ms. Cotter served as the Vice President - Business Affairs of Craig from August 1996 to March 1998 and has served as the Secretary/Treasurer of Citadel Agriculture, Inc. since December 1997. From October 1992 through July 1996, Ms. Cotter was an attorney specializing in corporate law with White & Case, a New York law firm. Ms. Cotter is the daughter of James J. Cotter. Ms. Cotter is a member of Visalia and a limited partner in James J. Cotter, Ltd. (Mr. Cotter is the general partner), which is a general partner of Hecco Ventures, a privately held investment partnership.

     Mr. Groshon has been a Vice President of the Company since December 1988.

     Mr. Lawson has been the Director of Real Estate Development for Australia and New Zealand since December 1998 and since May 1999 has served as a director of the Company's principal Australian operating company, Reading Entertainment Australia Pty Limited. Prior to joining the Company, Mr. Lawson served as the Asset General Manager responsible for New South Wales for Westfield from 1996 to 1998, and as the General Manager (Retail Property Development) for Coles Myer from 1994 to 1995.

     Mr. Matyczynski became the Chief Administrative Officer of the Company on November 15, 1999. On that date, Mr. Matyczynski also became the Chief Financial Officer of the Company's parent, Craig Corporation, and the Chief Financial Officer of its affiliate, Citadel Holding Corporation. Prior to joining the Company, Mr. Matyczynski was the Finance Director of Beckman Coulter, Inc. Mr. Matyczynski was associated with Beckman Coulter and its predecessors for more than twenty years and also served as a director for certain Beckman Coulter subsidiaries.

     Mr. Pentecost has been the Chief Operating Officer for Australia and New Zealand since August 1999 and a director of Reading Entertainment Australia since September 1999. Prior to joining the Company, Mr. Pentecost was with Hoyts, where he served in a number of positions, most recently serving as Operations and Services Manager (National). Mr. Pentecost joined Hoyts in 1995. Prior thereto, Mr. Pentecost served as the Director of Retail Services (Operations) for KFC in Australia.

     Mr. Wunderle has been Chief Financial Officer since January 1987 and Executive Vice President, and Chief Financial Officer since December 1988. He has been Treasurer since March 1986.

PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters

     Common Stock Summary
     --------------------

     The following table sets forth the high and low prices of REI common stock as reported on the NNM. REI common stock also trades on the Philadelphia Stock Exchange. The Company has filed an application with the SEC to withdraw its listing from PHLX and anticipates its acceptance on or about April 21, 2000.

                                             1999
                   ------------------------------------------------------
          Quarter        1st           2nd          3rd           4th
          -------- ------------------------------------------------------
          High          8 1/8         8 3/8        7 9/16        6 1/8
          Low             7           6 5/8        5 3/4           5

                                             1998
                   ------------------------------------------------------
          Quarter        1st           2nd          3rd           4th
          -------- ------------------------------------------------------
          High          13 3/4          15           13          9 1/8
          Low           11 3/4        11 1/2          8            7

     On March 23, 2000, the high, low and closing prices for REI common stock on the NNM were, $4.25, $4.125, and $4.25, respectively. On March 23, 2000, there were approximately 1,000 shareholders of record of REI common stock, which amount does not include individual participants in security position listings.

     REI has not paid any dividends on the common stock. The Company's Board of Directors does not intend to authorize payment of dividends on the common stock in the foreseeable future. Holders of the Convertible Preferred Stock are entitled to receive quarterly cumulative dividends at the annual rate of $6.50 per share of Series A Preferred Stock and $6.50 per share of Series B Preferred Stock, in each case before any dividends (other than dividends payable in common stock) are paid to the holders of the common stock. All of the Series A Preferred Stock is owned by Citadel and all of the Series B Preferred Stock is owned by Craig. No dividends were paid on the Series B Preferred Stock in 1999.

     On October 15, 1996, REI issued the Convertible Preferred Stock to Craig and Citadel. See Item 1. Business - The 96 Reorganization and Stock Transactions. The Convertible Preferred Stock was offered and sold pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a non-public offering to a limited number of persons.

Item 6.   Selected Financial Data

     The following table sets forth certain historical consolidated financial information for the Company. This table is based on, and should be read in conjunction with, the Consolidated Financial Statements included elsewhere herein and the related notes thereto.

(In thousands except per share information)

Year Ended December 31,                    1999/1/     1998/2/    1997/3/   1996/4/    1995
---------------------------------------------------------------------------------------------
Revenues                                  $  40,319   $ 38,448   $ 36,288   $ 22,944  $17,632

Net (loss) income applicable to common
shareholders                               ($45,517)   ($6,728)   ($1,354)  $  6,092  $ 2,351
=============================================================================================
Earnings per share information:

Basic (loss) earnings per share              ($6.11)     ($.90)    ($0.18)  $   1.11  $  0.47
=============================================================================================
Diluted (loss) earnings per share            ($6.11)     ($.90)    ($0.18)  $   1.02  $  0.47
=============================================================================================

---------------------------------------------------------------------------------------------
          December 31,                     1999       1998       1997       1996     1995
---------------------------------------------------------------------------------------------
Total assets                              $ 138,496   $172,287   $178,012   $181,754  $75,544
Redeemable preferred stock                    7,000      7,000      7,000      7,000      -0-
Shareholders' equity                      $ 102,683   $142,372   $150,485   $155,954  $68,712
=============================================================================================

/1/ Includes the results of nine new cinemas (four of which opened in the fourth quarter of the year) and one live theater which commenced operations during the year.

/2/ Includes the results of three new cinemas which were opened during the year.

/3/ Includes the results of five new cinemas which opened during the year.

/4/ Includes the results of Citadel from March 30, 1996, the acquisition of the NY Angelika from August 28, 1996, and the Stock Transactions from October 16, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction:
-------------

     The Company is principally in the business of developing and operating multiplex cinemas in Australia, New Zealand, the United States and Puerto Rico, and in developing cinema based entertainment centers in Australia and New Zealand. During 1998 and 1999, the Company has invested substantially all of its liquid assets in cinemas and in land held for development as entertainment centers, principally in the Australian and New Zealand markets. In 1998 and 1999, the Company opened or acquired, directly or indirectly through joint ventures, twenty-nine (after consideration of six closed screens) and seventy-eight screens, respectively. Currently, the Company has, directly or through joint ventures, seventy-one screens in ten cinema complexes in Australia, thirteen screens in three cinema complexes in New Zealand, fifty-six screens in eight cinema complexes in Puerto Rico and forty-two screens in six cinema complexes in the United States.

     Since most of the screens added in 1999 were opened late in the year, neither their revenues or expenses are fully reflected in the Company's 1999 results of operations. Also, it is anticipated that the costs of operation for these new cinemas will be higher during their initial periods of operation than on a normalized basis, due to the higher staffing and advertising costs typically associated with a new cinema.

     Going forward, the Company has determined to focus its efforts on the Australian and New Zealand markets. The Company opened an eight screen complex in Australia in March 2000 and anticipates opening an additional ten screen complex in Australia in the third quarter of 2000. At the present time, the Company has no plans to expand its Puerto Rican circuit and plans to open only a single additional cinema in the United States in 2000. Ultimately, the Company intends to phase out of the exhibition business domestically and in Puerto Rico.

     In April 2000, the Company sold a 50% interest in the NY Angelika to National Auto Credit, Inc. and granted NAC options to (i) acquire the Company's remaining 33.3% interest in the NY Angelika and (ii) to acquire the Company's remaining Domestic Cinemas and the Company's rights under the Agreement in Principle to the City Cinemas Transaction. Citadel is also in discussions with the Company concerning the OBI Transaction and the City Cinemas Transaction. (See Item 1. Business, General).

     Generally speaking, the film exhibition industry in the United States and Puerto Rico has suffered from the overbuilding of multiplex cinemas. Fortunately, overbuilding is not currently, in the view of the Company, a problem in Australia or New Zealand. In 1999, the Company took writedowns of approximately $34.3 million. Of this, approximately $31,466,000 relates to the impairment of the Company's domestic and Puerto Rican cinema assets. The impairment relating to Puerto Rico ($31,330,000) was the result of the opening and anticipated opening of competitive cinemas by the dominant exhibitor in that market, including a new thirteen screen cinema to be opened at the Plaza Las Americas Mall, in direct competition to an eightplex cinema currently operated by the Company in that same shopping center and the Company's subsequent decision to exit the Puerto Rico cinema market. The writedown with respect to the Company's domestic cinema operations relates to the impairment of two domestic cinemas, which fell victim to overbuilding by competitors. In addition, the Company reduced its estimate of the residual value of certain computer equipment held for lease by the Company resulting in an Impairment loss of $2.125 million.

     The Company is currently in the process of consolidating its general and administrative functions in Los Angeles and closing its executive headquarters in Philadelphia. The executive offices of the Company's affiliates, Craig and Citadel, are also located in Los Angeles, and it is anticipated that certain economies can be achieved if the general and administrative functions of these three companies are consolidated. Accordingly, on a going forward basis, the domestic general and administrative functions of the Company, Craig and Citadel will be performed principally by employees of Craig. The cost of such functions will be shared on an appropriate basis between the Company, Craig and Citadel. As the relative demands of the Company, Craig and Citadel will likely vary from year to year, it is currently expected that this allocation will be reviewed by the participants on a periodic basis, as appropriate from time to time.

Results of Operations

     Due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities, the timing of new cinema openings and acquisitions and the long term nature of the Company's real estate development activities, historical revenues and earnings have varied significantly. None of the Company's entertainment center developments have commenced full operations and several are in the early stage of development. Accordingly, General and administrative expenses related to such real estate development activities have not been supported by operating income. The cinema at one of the Company's six entertainment center projects was placed in service in December 1999, however, the entertainment related retail space is not expected to be placed in operation until mid-2000. A second entertainment center project which includes a ten screen cinema, commenced construction during 1999 and is expected to begin operations in the third quarter of 2000. During 1999, the Company opened nine new cinemas with a total of seventy-eight screens, four of which cinemas (representing forty-four screens) commenced operation in December 1999. Due to the varying pace of development activities and the timing of new cinema openings, management believes that historical financial results are not necessarily indicative of future operating results.

     The following summarizes cinema activity for the three years ended December 31, 1999 and anticipated 2000 additions:


                                Total     Total
                               Cinemas   Screens              Location
     -----------------------------------------------------------------------------
     Reading Australia
     -----------------
     1997                          1        6      Townsville
        July                       2       10      Bundaberg
        November                   3       16      Mandurah
     1998
        November                   4       21      Market City
     1999
        May                        5       26      Dubbo
        September                  6       31      Elsternwick
        December/1/                9       63      Belmont, Redbank, Harbour Town
     2000 (Projected)
        First Quarter             10       71      Warn Ponds
        Third Quarter/1/          11       81      Sydney

     Reading New Zealand/2/
     ----------------------
     1998
        June                       2        9      Mission Bay, Whangaparoa
     1999
        August                     3       13      Takapuna
     -----------------------------------------------------------------------------


------------------------

     /1/  Includes ten screen cinema located in an entertainment center.

     /2/  New Zealand cinemas are 50% owned by the Company.

                                Total     Total
                               Cinemas   Screens             Location
     ----------------------------------------------------------------------------
     CineVista
     ---------
     1997                         7        44
        March                     8        50      Mayaguez
        May/1/                    8        48      Homigueros
     1998
        February/1/               7        44      Homigueros
        February/2/               7        42      San Juan
        June/1/                   8        50      Homigueros
        September/2/              7        44      Bayamon
     1999
        December                  8        56      Carolina

     Domestic Cinemas
     ----------------
     1997                         1         6      Manhattan, New York
        December                  2        14      Houston, Texas
        December                  3        19      Minneapolis, Minnesota
     1998
        November                  4        22      Sacramento, California
     1999
        May                       5        34      Manville, New Jersey
        July                      6        42      Buffalo, New York
     2000/4/ (Projected)
        Fourth Quarter            7        50      Dallas, Texas
     ----------------------------------------------------------------------------

     In March 1999, the Company also acquired the Royal George Theatre ("RGT"), a four stage live theater located in Chicago. The Company is presently in negotiation with a third party to sell this live theater complex.




------------------

     /1/ CineVista replaced an existing six screen cinema in Homigueros with a newly constructed 8 screen cinema which opened in June 1998. In order to accommodate the construction of the new cinema, two screens were closed at this location in May 1997. The remaining four screens were closed in January 1998.

     /2/ Two screens were closed at this San Juan location where CineVista continues to operate eight screens.

     /3/ A location in Bayamon was damaged by hurricane Georges. In the fourth quarter of 1998 CineVista determined that it would not reopen this six screen cinema.

     /4/  Does not include possible acquisition of City Cinemas Circuit.

Revenue
-------

     Theater Revenue is comprised of Admissions, Concessions and Advertising, and other revenues from the Company's cinema operations and totaled the amounts set forth below in each of the three years ended December 31, 1999, inclusive of minority interests where applicable. Reading New Zealand's cinema operations are conducted through a 50% owned joint venture the results of which are reflected in the Company's Consolidated Statement of Operations under the equity method (See "Equity in Earnings of Affiliates"). Accordingly, Reading New Zealand's cinema results are not included in Theater Revenue.

                                     1999         1998         1997
                                  -----------  -----------  -----------
           Cine Vista             $12,974,000  $16,210,000  $15,186,000

           Domestic Cinemas/1/     15,504,000   11,134,000    7,978,000

           Australia                9,333,000    6,212,000    3,820,000
                                  -----------  -----------  -----------
                                  $37,811,000  $33,556,000  $26,984,000
                                  ===========  ===========  ===========

     CineVista's Theater Revenues decreased approximately $3,236,000 or 20% to
     ----------------------------
$12,974,000 in 1999 from $16,210,000 in 1998, primarily due to deteriorating market conditions as competing cinemas opened or completed a full year of operations. In the San Juan market area, CineVista's Theater Revenues decreased $1,461,000 from the prior year as twenty-seven new competing screens opened between December 31, 1998 and December 31, 1999. In addition, 1998 Theater Revenues included $459,000 in revenues from a San Juan six screen cinema which was destroyed by a hurricane in September 1998. In the Cayey and Mayaguez markets, CineVista recorded Theater Revenue decreases of $389,000 and $590,000, respectively, as new competing screens captured market share. CineVista opened a new twelve screen cinema in December 1999. CineVista has no new cinemas under development.

     CineVista's Theater Revenues increased approximately $1,024,000 or 6.7% to $16,210,000 in 1998 from $15,186,000 in 1997, primarily as a result of more favorable film product in the first quarter of 1998. The increase in Theater Revenues is net of a decrease of approximately $279,000 resulting from the closing of eight screens in 1997 and 1998, offset in part by increased revenues associated with a full year of operations from a six screen cinema open in March 1997 and an eight screen cinema which opened in June 1998.

     Domestic Cinemas Theater Revenues increased $4,370,000 or 39.4% to
     ---------------------------------
$15,504,000 in 1999 from 1998 primarily as a result of the inclusion of a three screen cinema which opened in November 1998, a new twelve screen cinema which opened in May 1999, a new eight screen cinema which opened in July 1999 and the inclusion of $1,161,000 in Theater Revenues from the RGT in the current period. The Company has one eight screen Domestic Cinema under development which is expected to open in late 2000.

     Domestic Cinemas Theater Revenues increased approximately $3,156,000 to $11,134,000 in 1998 from $7,978,000 in 1997 due in part to new cinema openings. The Company opened a new eight screen, 31,700 square foot cinema and cafe complex in Houston, Texas and acquired a five screen cinema located in Minneapolis, Minnesota in December 1997. The Company also acquired the lease on an existing three screen cinema in Sacramento, California in November 1998. Theater Revenues from the three screen Sacramento cinema were not material in 1998.

     Reading Australia's Theater Revenues increased $3,121,000 or 50% in 1999
     ------------------------------------
from $6,212,000 in 1998 to $9,333,000 as a result of a 5.6% increase in Theater Revenues in cinemas which were open for twelve months in each year and the contribution of new screens opened during the year. During 1999, Reading Australia commenced operations of five new cinemas with a total forty-two screens. Most of these new cinemas were placed in operation late in the year and are expected to significantly increase Reading Australia's Theater Revenues in 2000 as a full year of operations is recorded. Reading Australia anticipates opening two new cinemas in 2000 with a total of eighteen screens (an eight screen cinema opened in March 2000) as well as the retail components of two entertainment center retail projects.

     Theater Revenues from Australian operations increased $2,392,000 or 62.6% to $6,212,000 in 1998 from $3,820,000 in 1997. The increase from the prior year includes the effect of a full year of operation of a four screen

-----------------------

     /1/ Includes $1,161,000 from the Royal George Theater in 1999, which live theater is Held for sale.

cinema located which was purchased in July 1997 for approximately $1,600,000 and a six screen cinema which opened in November 1997. Reading Australia's first cinema, a six screen facility, was open throughout each of the respective periods. In November 1998, the Company opened a five screen cinema in Sydney, Australia which it operates under a management contract; Theater Revenues from this cinema were not material in 1998.

     Real Estate Revenues include rental income and the net proceeds of sales of
     --------------------
the Company's domestic real estate. Reading Australia did not have material revenues relating to real estate and entertainment center development activities in any of the three years ended December 31, 1999. Reading New Zealand recorded $297,000 in Real Estate Revenues in 1999 primarily from rental income on a parking garage which was acquired in 1999. Reading Australia anticipates recording Real Estate revenues in 2000 as two entertainment centers commence rental operations in 2000.

     Real estate revenues were $677,000, $373,000 and  $180,000 in 1999, 1998, and 1997, respectively. Gains on sale of domestic real estate were not material in any of the three years ended December 31, 1999, 1998, and 1997. The Company has approximately 15 parcels and rights-of-way remaining from its historic railroad operations, many of which are of limited marketability. Future domestic real estate revenues with respect to these historic properties may increase as larger properties are sold. However, management believes that most of the properties held for sale will be liquidated within the next one to two years.

     Earnings from Stater preferred stock investment during 1997 the Company
     -----------------------------------------------
recorded $5,877,000 as Earnings from Stater preferred stock investment as a result of Reading Australia's sale of its holdings of Stater Bros. Holdings Series B Preferred Stock (the "Stater Preferred Stock"). In addition to income of $4,490,000 from accrued dividends on the Stater Preferred Stock, the Company recorded a gain of $1,387,000 reflecting the difference between the stated value of the Stater Preferred Stock ($69,365,000) and the carrying value thereof of $67,978,000 (98% of stated value).

     "Interest and dividend" revenues (exclusive of those from the Stater
      -------------------------------
Preferred Stock) were as follows in each of the three years ended December 31, 1999, 1998, and 1997:

                   1999         1998        1997
               ------------  ----------  ----------
               $1,831,000    $4,519,000  $3,247,000

     Interest and dividend revenues decreased $2,688,000 primarily due to decreasing investable balances as "Cash and cash equivalents" decreased from $58,593,000 at December 31, 1998 to $13,277,000 at December 31, 1999 as the
Company's funds were deployed in its real estate and cinema development projects. Interest and dividend revenues increased $1,272,000 or 39.2% in 1998 primarily as a result of the investment of the proceeds, $73,915,000, received from the redemption of the Stater Preferred Stock in money market investments in the third quarter of 1997. "Interest and dividend" income will continue to decrease as the Company's balance of liquid funds are deployed in cinema and entertainment center development projects during 2000.

Expenses
--------

     "Theater costs", "Theater concession costs", and "Depreciation and amortization" (collectively "Theater Operating Expenses") reflect the direct theater expenses associated with the Company's cinema operations and totaled the amounts set forth below in each of the three years ended December 31, 1999, inclusive of minority interest where applicable.

                                    1999         1998         1997
                                 -----------  -----------  -----------
          Cine Vista             $13,326,000  $14,897,000  $14,490,000

          Domestic Cinemas/1/     13,319,000    9,475,000    5,989,000

          Australia                8,753,000    5,286,000    3,664,000
                               -------------  -----------  -----------
                                 $35,398,000  $29,658,000  $24,143,000
                               =============  ===========  ===========

     /1/  Includes $782,000 in RGT Theater Operating Expenses.

     CineVista's Theater Operating Expenses decreased $1,571,000 or 10.6%
     --------------------------------------
between 1999 and 1998 as primarily as a result of a reduction in expenses which vary directly as a percentage of Theater Revenues, including film rent and cost of concessions which decreased approximately 1.4% as a percentage of Theater Revenues in 1999 from 1998 levels due to the reduction in Theater Revenues in 1999. Other theater operating expenses decreased approximately $229,000 primarily due to decreased labor costs which decrease was partially offset by a $167,000 increase in Deprecation and amortization expense resulting from the inclusion of a full year of operation of a new eight screen cinema in 1999 offset partially as a result of a reduction in Amortization expense as the Beneficial leases were written off during 1999 (See Asset impairment charge below).

     CineVista Theater Operating Expenses increased approximately $407,000 or 2.8% to $14,897,000 in 1998 from $14,490,000 in 1997 due primarily to increases in expense items which vary in proportion to Theater Revenues, offset by a net decrease in Theater Operating Expenses of $1,283,000 from the closing of eight screens during the period offset by the effect of opening eight screens in June 1998.

     Domestic Cinema Operating Expenses increased $3,844,000 in 1999 from
     ----------------------------------
$9,475,000 in 1998 to $13,319,000 due primarily to the increased number of locations and screens in 1999 and the operations of the RGT (acquired in March
1999) in the current period. Theater Operating Expenses as a percentage of Theater Revenues increased by approximately 1%. Operating margins should improve as a full year of operations are recorded and results no longer include initial non-recurring start up expenses.

     Domestic Cinemas Theater Operating Expenses increased approximately $3,486,000 or 58.2% to $9,475,000 in 1998 from $5,989,000 in 1997 primarily as a result of the inclusion of a full year of operations of the Houston Angelika and the St. Anthony and startup costs associated with the Tower Theater from November through year end.

     Reading Australia's Theater Operating Expenses increased $3,467,000 in 1999
     ----------------------------------------------
from $5,286,000 in 1998. Operating Expenses as a percentage of Theater Revenues increased from 85.1% to 93.8% due primarily to the inclusion of an additional $420,000 in start up expenses in 1999 due to the opening of new locations. Operating margins are expected to improve as the new cinemas commence full operations.

     Theater Operating Expenses from Australian operations increased $1,622,000 to $5,286,000 in 1998 from $3,664,000 in 1997. The increase is primarily due to the inclusion of a full year of operations from the Bundaberg and Mandurah Cinemas. Theater Operating Expenses as a percentage of Theater Revenues remained constant throughout the period.

     "General and administrative" expense, without consideration of intercompany
      -----------------------------------
management fees, were as follows in each of the years presented:

                                  1999          1998         1997
                            -------------  -------------  -----------
          CineVista           $   910,000    $ 1,292,000   $  767,000
          Domestic Cinemas        618,000*       597,000      645,000
          Australia**           4,074,000      3,739,000    3,714,000
          New Zealand***          455,000        176,000          -0-
          Other                 6,397,000      4,453,000    4,611,000
                            -------------  -------------  -----------
          Total               $12,456,000    $10,257,000   $9,737,000
                            =============  =============  ===========

         * Includes $80,000 relating to live theater operations.
        ** $3,102,000 and $3,021,000 of such amounts relates to Reading
           Australia's real estate development segment in 1999 and 1998, respectively.
       *** All amounts relate to Reading New Zealand's real estate development segment.

     CineVista's General and administrative expense decreased $382,000 from
     ----------------------------------------------
$1,292,000 in 1998 to $910,000 in 1999, due primarily to the elimination of $413,000 in charges relating to the closing of ten screens during 1998 (described below) offset in part by the write-off of $121,000 in capitalized development costs in 1999 and increased professional fees of $160,000 in 1999.

     CineVista's "General and administrative" expenses increased approximately $525,000 or 68.4% to $1,292,000 in 1998 from $767,000 in 1997, primarily as a result of $413,000 of charges related to the closing of four screens in the first quarter of 1998, and a charge relating to the Company's election not to rebuild a six screen cinema in the fourth quarter of 1998 which had been damaged by Hurricane Georges. The first quarter charge was comprised of a $395,000 loss on leasehold improvements, net of a reversal of a $230,000 provision for deferred rent. The fourth quarter charge was comprised of a $336,000 loss on leasehold improvements net of a $88,000 gain on the cancellation of a capital lease obligation.

     Domestic Cinemas General and administrative expense remained unchanged
     ---------------------------------------------------
between 1999 and 1998. Domestic Cinemas General and administrative expense in 1999 includes $80,000 of General and administrative expenses associated with the RGT. "General and administrative" expenses associated with the Domestic Cinemas include $448,000, $488,000, and $370,000 in 1999, 1998, and 1997, respectively, of management fees paid to City Cinemas with respect to the management of the Domestic Cinemas. (See Note 3 to the Consolidated Financial Statements contained elsewhere herein.)

     Reading Australia's General and administrative expense increased $335,000
     ------------------------------------------------------
in 1999 from $3,739,000 as Reading Australia expended its cinema and entertainment development and operating activities. Significant components of the increase include a $180,000 increase in property carrying costs and a $140,000 increase in write-offs of capitalized project costs.

     General and Administrative expenses from Australian operations of $3,739,000 in 1998 were comparable to $3,714,000 in 1997, as decreased write-offs of capitalized project costs related to project abandonments totaled $755,000. The decrease was in part offset by increased payroll costs, professional fees, office expenses, and carrying costs of land held for development, associated with Reading Australia's continued expansion of cinema operations and development activities.

     Reading New Zealand's General and administrative expense increased from
     --------------------------------------------------------
$176,000 in 1998 to $455,000 in 1999 as the Company's expanding real estate development activities in 1999, and the inclusion of a full year of activities in 1999 versus seven months in 1998. Substantially all such expenses are comprised of professional fees (legal and accounting) which are not direct project expenses.

     Other General and administrative expense increased $1,944,000 from
     ----------------------------------------
$4,453,000 in 1998 to $6,397,000 in 1999. Significant components of the increase include, an increase in General and administrative expenses allocated to the Company of approximately $580,000, the write-off of $500,000 of expenses relating to the acquisition of City Cinemas and Off Broadway Investments which were charged to expense in 1999, a $300,000 increase in professional fees, and an increase in salary and wages of approximately $300,000. During the fourth quarter of 1999, the Company's Board of Directors reviewed the allocations as between the Company and Craig of the costs and expenses of Messrs. Cotter and Tompkins, and certain administrative personnel of Craig who perform services for the Company. As a result of the review, the Company reimbursed Craig $580,000 with respect to such costs and expenses.

     Other "General and Administrative" expenses decreased $158,000 or 3.4% to $4,453,000 in 1998 from $4,611,000 in 1997, primarily from the inclusion in 1997 of bonus expense of $475,000 for a bonus paid to the Company's Chairman and a $110,000 investment banking fee paid to the Company's former Corporate Secretary, offset by an increase in 1998 in non-capitalized development costs associated with its Domestic Cinema development activities of approximately $140,000 and an increase in travel expenses of approximately $149,000 related to increased Domestic Cinema development activities.

Asset Impairment and Restructuring Charges
------------------------------------------

     During 1999, the Company recorded an Asset Impairment charge of $34,294,000, of which $31,330,000 related to the Company's investment in CineVista, $703,000 to certain Pennsylvania real estate, $136,000 relating to two

Domestic Cinemas and the balance, $2,125,000, to a 1996 investment in leased computer equipment. (See Note 5 to the Consolidated Financial Statements Continued elsewhere herein.) The Company also recorded a Restructuring Charge of $889,000 upon the adoption of a plan by the Company's Board of Directors to relocate the Company's corporate headquarters from Philadelphia to Los Angeles.

     During 1999 the Company recorded an Asset impairment charge of $31,330,000 relating to CineVista. During the third quarter of 1999 the Company recorded an Asset impairment loss of $14,022,000 relating to CineVista. At that time, the Company wrote off the entire carrying value of the Plaza Cinemas, after a determination by the owners of the Plaza Las Americas Mall (the "Mall") to award a lease for a new cinema in the Mall to CineVista's principal competitor. In the fourth quarter of 1999, the Company determined that it would commence efforts to exit the Puerto Rico cinema market and wrote down the value of the CineVista circuit to its estimated net realizable value resulting in an additional Asset impairment loss of $17,308,000.

     During 1999, the Company was advised by the partnership which manages the Company's portfolio of leased equipment that the market for used computer equipment had deteriorated as a result of Year 2000 created oversupply of used computer equipment. In addition, a decision by a large lessee to upgrade certain computer equipment, including equipment leased from the Company's leasing portfolio, is also anticipated to have an effect upon the future value of the portfolio. Based upon discussions with computer equipment vendors, the Company determined that the estimated residual value of the equipment should be reduced to zero and wrote off the entire carrying value, $2,125,000, in 1999.

     The Company wrote off the carrying value of two of its domestic cinemas, $136,000 (which amount is net of payments due from a landlord of $100,000), in 1999. In addition, after a review of the estimated market value of certain domestic real estate held for sale the Company recorded a $203,000 impairment charge related to such real estate. In addition, in conjunction with a proposal to the City of Philadelphia (the "City") for the possible disposition of the environmentally impaired North Viaduct property in return for a cash payment from the Company to the City, the Company increased its environmental reserve by $500,000 from $1,256,000 to $1,756,000.

     During the fourth quarter of 1999, the Company adopted a plan and commenced steps to relocate the Company's headquarters from Philadelphia to Los Angeles and recorded a "Restructuring Charge" of $889,000 in 1999. The Restructuring Charge includes a provision for a lease termination charges, duplicate office and employee expenditures and employee severance obligations.

Equity in Earnings of Affiliates
--------------------------------

     "Equity in earnings of affiliates" include earnings from the Company's investment in Citadel, BRI, the Whitehorse Property Group ("WPG") and two New Zealand joint ventures (the "NZ JV's") in 1998, and one in 1999. The investment in WPG and the NZ JV's were made in the fourth quarter of 1997 and second quarter of 1998, respectively. Equity in earnings of affiliates in 1999 totaled $2,539,000 and included $2,799,000 from the Company's 31.7% interest in Citadel, $21,000 in income from the NZ JV's offset by a $172,000 loss from the Company's investment in WPG and a $109,000 loss from Love, Janis LLC. BRI recorded a loss of $322,000 in 1999, however the Company did not record any portion of such loss as Equity in earnings of affiliate since the carrying value of such investment was reduced to $0 in 1998 in the Company's Consolidated Balance Sheet.
Citadel's income of $9,487,000 in 1999 includes a $13,337,000 gain from the sale of one of two rental office properties held by Citadel.

     Equity in earnings of affiliate were $1,070,000 and $298,000 in 1998 and 1997, respectively. The earnings of $1,070,000 recorded in 1998 was comprised primarily of $1,390,000 earnings realized from the Company's share of Citadel's net income for the year, $5,688,000, offset by a $346,000 loss representing the Company's share of BRI's net loss for the year and a reduction of the Company's carrying value of its investment in BRI to $0 at December 31, 1998. In 1998, Citadel's earnings included an income tax benefit of approximately $4,828,000 resulting principally from a reversal of previously reserved deferred tax assets offset in part by a $990,000 loss representing Citadel's share of the loss of certain agricultural partnerships which were accounted for under the equity method (See Item 13 contained elsewhere herein). In 1997 Citadel's net income totaled $1,575,000 and the Company realized Equity in earnings of affiliates of $298,000. The Company's share in the results of WPG and BRI were not material in 1997.

     In early 2000, Reading Australia and its joint venture partner in WPG agreed to sell the shopping center and are actively seeking buyers. No assurances can be made that the shopping center can or will be sold at a price acceptable to the Company and the Company's joint venture partner. The Company believes that the estimated net realizable value from the sale of WPG and repayment of a loan due to the Company from the joint venture partner, is approximately equal to the carrying value of such assets $2,847,000, which amount has been classified as "Property held for sale" in the Company's consolidated balance sheet at December 31, 1999.

Other Income (Expense)
----------------------

     Other income (expense) totaled $721,000, ($642,000) and $1,531,000 in the three years ended December 31, 1999, 1998, and 1997, respectively. Other income in 1999 include a $604,000 gain from an insurance settlement for damage incurred by CineVista from a 1998 hurricane. CineVista continues to have a business interruption claim and additional property damage claims pending which will result in additional Other income if favorably decided. Other expense in 1998 is primarily comprised of losses on foreign currency derivative contracts. (See "Currency Transactions" below.) The Company does not presently have any foreign currency derivative contracts in effect.

     In 1997 Other income included $615,000 which REI received from Stater in return for REI's one-year non-compete agreement, $260,000 from a third party as reimbursement of certain acquisition related expenditures which were expensed by the Company in prior periods, $490,000 of income realized upon settlement of certain litigation relating to a discontinued subsidiary's operations, a $220,000 gain from currency transactions net of miscellaneous expenses of $54,000.

Minority Interest
-----------------

     Minority interest in income of $322,000 in 1999 includes a 16.67% minority interest in a domestic cinema and a 25% interest in two of Reading Australia's cinemas.

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

Income Tax Provision
--------------------

     Income tax expense in 1999 of $923,000, $986,000 in 1998 and $1,067,000 in
1997 primarily reflect accruals for foreign withholding taxes which will be paid if certain intercompany loans are repaid, in addition to tax amounts for federal alternative minimum tax ("AMT") and state income and franchise taxes.

Net (Loss) Income
-----------------

     As a result of the above Net (loss) income totaled ($41,182,000), ($2,406,000), and $2,955,000 in 1999, 1998 and 1997, respectively.

Net (Loss) Income Applicable to Common Shareholders
---------------------------------------------------

     Net (loss) income applicable to common stockholders has been reduced by the 6.5% per annum dividend on the $62,000,000 of Convertible Preferred Stock outstanding since October 15, 1996 and amortization of the asset put option since.

Currency Transactions
---------------------

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

Liquidity and Capital Resources

     Since the Company determined to become principally involved in the Beyond the Home or real estate based segment of the entertainment industry in 1993, it has funded its development activities principally from cash derived from the disposition of its historic railroad assets and other operating interests. In 1996, in view of the substantial capital resources required to take advantage of the opportunities available to it in this industry, the Company acquired assets with a gross book value of $93,422,000 from a private placement of its equity securities. This increased the Company's shareholders equity by approximately $86,000,000. With the exception of a 50% interest in Reading Australia, all of the acquired assets were converted to liquid funds by September 1997.

     As a consequence of the Company's business plan for Australia and New Zealand, the Company is carrying significantly more land (undeveloped land is classified as "Property held for development" in the Company's Consolidated Balance Sheet) than might be the case with a more mature cinema company. The acquisition of these properties has required the commitment of significant sums. Since most of the acquired properties are not currently income producing, the financing of such assets is more difficult and more expensive than would be the financing of cash flowing assets.

     In late 1999 the Company determined that it would be in the best interest of the Company and its shareholders to concentrate on Australia and New Zealand real estate and cinema development activities on properties now owned by the Company. Accordingly, in April 2000 the Company sold NAC a 50% interest in the AFC and granted NAC two options to acquire the remaining Domestic Cinema assets of the Company. (See Item 1. Business, General). In addition, the Company may assign its rights to the City Cinemas Transaction to Citadel if such rights are not acquired by NAC. Citadel is also considering the acquisition of the Company's rights to the OBI Transaction. (See Item 1. Business, General and Note 2 to the Consolidated Financial Statements contained elsewhere herein.)

     In recognition of the decision to deploy for the funds in Australia and New Zealand, the Company commenced efforts to sell the Royal George Theatre, a live theater which was to have been operated in conjunction with the three live theaters to have been acquired in the OBI Transaction. The Company has also determined that it will exit the Puerto Rico cinema market and has no additional cinemas under development in that market. The Company presently has only one Domestic Cinema under development and may ultimately sell its existing Domestic Cinemas to NAC or Citadel.

     At December 31, 1999, the Company had $4,500,000 of bank debt outstanding, $3,000,000 under CineVista's line of credit and $1,500,000 under a property term loan in New Zealand (See Note 10 to the Consolidated Financial Statements included elsewhere herein.) In March 2000, Reading Australia entered into a $16,350,000 line of credit (the "Australian Line of Credit") which line of credit may, if additional bank participants are secured, be increased to $49,000,000 (the "Increased Commitment"). The Australian Bank Loan will provide Reading Australia with adequate funds to complete, in 2000, an entertainment center development currently under construction in Sydney, and if the Increased Commitment is secured, to complete a second planned entertainment center project in the Melbourne area during 2001. All amounts outstanding under CineVista's line of credit are due on December 31, 2000, as are amounts outstanding under the New Zealand loan and Australian Bank Loan if the Increased Commitment is not secured (in which case the Australian Bank Loan matures in December 2003).

     In addition to deficit working capital at December 31, 1999, of approximately $4,000,000 (including maturing bank debt of $4,500,000), the Company has committed development expenditures relating to cinema and entertainment development projects of approximately $50,000,000, $25,000,000 of which are expected to be funded in 2000 and $25,000,000 to be funded thereafter (not including potential obligations relating to the City Cinemas Transaction and the OBI Transaction or the rights of the Company's affiliate, Citadel, as the holder of the $7,000,000 of Series A Preferred Stock to require redemption of such stock during a ninety day period commencing October 15, 2001 (see Note
15)), which amounts are expected to be funded in part by an Australian dollar line of credit (the "Australian Line of Credit"). The Company does not anticipate incurring additional development commitments in New Zealand or Australia until additional financing is secured. CineVista is in violation of certain of the loan covenants in its line of credit and is seeking a waiver of such violations from the lender. If a waiver is not received, CineVista will be in default of the terms of the line of credit and the lender could demand immediate repayment of amounts due thereunder, which amounts totaled $3,000,000 on December 31, 1999, and $4,250,000 on April 12, 2000. No assurances can be made that the lender will waive the covenant violations. In April 2000, the Company received a commitment for an eighteen month $7 million line of credit secured by a pledge of certain Domestic Cinema assets and the Company's interest in Citadel (the "Domestic Line of Credit"). However, as a result of the sale of AFC Interest to NAC (see Note 19), the terms of the loan commitment will have to be renegotiated. No assurances can be made that the lender will be willing to fund the Company under revised terms satisfactory to the Company. Proceeds of the Domestic Line of Credit were expected to be used to pay a portion of the accumulated dividends under the Series B Preferred Stock (during 1999 REI did not pay $3,575,000 in dividends on the Series B Preferred Stock, all of which is held by Craig), pay purchase money debt of $1,180,000 due in May 2000 from the purchase of the RGT and fund the development cost of one additional Domestic Cinema. The Company anticipates acquiring additional financing to fund its development obligations which are due in 2001. In New Zealand the Company has a $2,800,000 property purchase mortgage and a $1,500,000 bank loan due in 2000. Reading New Zealand is presently evaluating a bank proposal to refinance both of these obligations and provide construction funding for an entertainment center in Wellington. The Company does not anticipate commencement of construction of new projects until financing has been arranged and may be required to arrange alternative financing, sell assets, or bring in joint venture partners with respect to certain of its projects if the Domestic Line of Credit cannot be restructured, the covenant violation waivers are not received from CineVista's lender and NAC or Citadel does not acquire the Company's remaining Domestic Cinemas.

Commitments and Contingencies
-----------------------------

     NAC has been granted on option to acquire the Company's rights to the City Cinemas Transaction. Citadel has expressed an interest in acquiring the Company's rights to the City Cinemas Transaction (if not acquired by NAC) and the OBI Transaction. If assignment of the City Cinemas Transaction is not completed, and if the Company elects to effect the transaction, the Company will be obligated to fund $32,500,000 in credit lines eighteen months from closing of the City Cinemas Transaction. Further, if the OBI Transaction is not effected through a stock purchase and the Company were to undertake the transaction, under certain circumstances, the Company could be required to fund approximately $9,900,000 at closing. The Company currently believes, based upon discussions with NAC, Citadel and representatives of City Cinemas, that the assignment will be completed and that the Company will have no further obligations with respect to these transactions.

     Reading Australia has guaranteed repayment of $4,200,000 of bank debt and other obligations of a joint venture. (See Note 10 to the Consolidated Financial Statements contained elsewhere herein.)

     The Company's 1996 tax return is under review by the Internal Revenue Service (the "Service"). While the Company believes its reporting position in such period to be reasonable and the Service has not alleged any deficiencies, no assurances can be made that the Company's tax reporting position will be upheld.

     At December 31, 1999, the Company had book assets of $138,496,000 and short term bank debt of approximately $4,500,000. These assets include approximately $31,624,000 in undeveloped land, which the Company believes to be relatively liquid. While no assurances can be given, the Company believes that it will be able to complete its build-out commitments for the year 2000. These build-out commitments include the completion of the Company's Auburn entertainment center in Australia, the build-out of certain tenant improvements at its rental facilities in Australia, and the build-out of a Domestic Cinema in Dallas, Texas.

     In the event that funding cannot be secured, the Company may seek joint partners for its entertainment center projects, and/or reduce its inventory of land. The Company is currently actively marketing the Royal George Theatre, and the joint venture which owns the Whitehorse Shopping Center is actively marketing its interests in that retail complex.

     The following summarizes the major sources and uses of cash funds in each of the three years ended December 31, 1999, 1998 and 1997:

1999:  Cash and cash equivalent decreased $45,316,000 in 1999 from $58,593,000
----
in 1998 to $13,277,000 at December 31, 1999. Working capital decreased $49,293,000 from $45,378,000 at December 31, 1998 to a deficit of $3,915,000 at
December 31,1999.

     While not necessarily indicative of results of operations determined under generally accepted accounting principles, CineVista's, the Domestic Cinemas' and Reading Australia's (net of minority interests of $322,000) operating cash flow (income before depreciation and amortization, corporate charges and asset impairment and restructuring charges) totaled $312,000 in 1999. Other sources of liquid funds in 1999 include $1,831,000 in Interest and dividend income, a net increase in short term debt of $4,639,000, and "Real Estate" revenue of $677,000.

     In addition to the payment of operating expenses, the principal use of cash funds included the payment of $455,000 of dividends on the Company's Series A Convertible Preferred Stock, purchases of property and equipment of $37,139,000 ($24,063,000 which related to Reading Australia, $5,623,000 which related to CineVista, and $7,453,000 relating to the Domestic Cinemas), the investment of $1,739,000 in Property held for development of ($1,642,000 relates to Reading New Zealand and $97,000 relates to Reading Australia), the payment of $7,938,000 in purchase commitments related to New Zealand real estate development and increases in current liabilities of $3,350,000.

1998:  Unrestricted cash and cash equivalent decreased $34,247,000 in 1998 from
----
$92,840,000 in 1997 to $58,593,000 at December 31, 1998.  Working capital decreased $41,748,000 from $87,126,000 at December 31, 1997 to $45,378,000 at
December 31,1998.

     While not necessarily indicative of results of operations determined under generally accepted accounting principles, CineVista's, the Domestic cinemas' and Reading Australia's (net of minority interest of $343,000) operating cash flow (income before depreciation and amortization and corporate charges) totaled $177,000 in 1998. Other sources of liquid funds in 1998 include $4,519,000 in Interest and dividend income, a net increase in purchase commitments of $4,550,000, and Real Estate revenue of $373,000.

     In addition to the payment of operating expenses, the principal use of cash funds included the payment of $4,030,000 of dividends on the Company's Convertible Preferred Stock, purchases of property and equipment of $11,078,000 ($1,772,000 which related to Reading Australia, $7,106,000 which related to CineVista, and $2,200,000 relating to the Domestic Cinemas), the investment of $12,445,000 in property held for development of ($2,645,000 relates to Reading New Zealand and $9,800,000 relates to Reading Australia), the payment of $1,370,000 relating to the acquisition of the Royal George Theatre, the payment of $1,272,000 relating to a deposit and other costs associated with the Cinema Transaction and the Theater Transaction, the investment of $4,290,000 by Reading New Zealand in two joint ventures including a loan of $587,000 to a joint venture partner with respect to property on which Reading New Zealand intends to develop an entertainment center, and investments in common stock of $2,211,000 (See Note 4 to the Consolidated Financial statements contained elsewhere herein).

1997:  Unrestricted cash and cash equivalent increased $44,160,000 in 1997 from
----
$48,680,000 in 1996 to $92,840,000 at December 31, 1997.  Working capital increased $43,790,000 from $43,336,000 at December 31, 1996 to $87,126,000 at
December 31, 1997.

     The principal source of liquid funds in 1997 was the $73,915,000 in proceeds from the redemption of the Stater Preferred Stock investment. While not necessarily indicative of results of operations determined under generally accepted accounting principles, CineVista's, the Domestic Cinemas' and Reading Australia's (net of minority interest of $196,000) operating cash flow (income before depreciation and amortization and corporate charges) totaled $7,672,000 in 1997. Other sources of liquid funds in 1997 include $2,360,000 in payment of a 1996 litigation settlement, $3,247,000 in "Interest and dividend" income and cash of $875,000 from "Other income."

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


Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges:
fair value, cash flow and net investment in foreign operations. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

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

     Historically the Company maintained most of its cash and cash equivalent balances in Eurodollar time deposits (US dollar denominated deposits in banks located outside of the United States) and short-term money market instruments with original maturities of six months or less. Eurodollar time deposits are not readily marketable and therefore are not subject to price risk due to changes in interest rates, although the Company may lose the ability to realize the benefit of increased interest income if interest rates were to rise. Other money market investments are subject to price risk and will decline in value if interest rates increase. Due to the short-term nature of such investments and the small amount of the Company's cash and cash equivalents invested in such instruments, a change of 1% in short-term interest rates would not have a material effect on the Company's financial condition. The Company anticipates expenditure of its remaining cash balances during 2000. Thereafter, the Company anticipates funding its commitments with borrowed funds and cash flow. The Company may, from time to time, elect to fix interest rates on borrowed funds, however, no decision has been made at this time.

     Approximately 61% and 13% of the company's net assets (assets less liabilities) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, at December 31, 1999 compared to 22% and 4% at December 31, 1998. The Company anticipates expenditure of its remaining cash balances in 2000 in furtherance of its development activities and has therefore converted portions of its cash funds to Australian and New Zealand dollars. At December 31, 1999, $9,770,000 of the Company's $13,277,000 in Cash and cash equivalents was invested in Australian and New Zealand dollars compared to $1,272,000 of the $58,593,000 in Cash and cash equivalents for the prior year. Upon the expenditure of the remaining cash balances, it is expected that funding for development expenditures will be secured through bank borrowing. Such borrowing will be originated in the same currencies as the expenditures. Accordingly, unless the Company elects to hedge its foreign exchange exposure, approximately 74% of the Company's net assets (based upon the amount at December 31, 1999) will continue to be invested in assets subject to exchange fluctuations between the US and Australian and New Zealand dollars. At December 31, 1998 approximately 26% of the Company's net assets were invested in assets subject to currency fluctuations. The Company has no current plan to hedge such exposure.

     During 1999, the company recognized an unrealized foreign currency translation gain of approximately $1,948,000 (included as a component of comprehensive income in the Consolidated Statement of Shareholders' Equity contained elsewhere herein) compared to an unrealized loss of $1,677,000 during 1998. The unrealized gain recognized in 1999 related primarily to an increase in the value of the Australian and New Zealand dollars relative to the U.S. dollar of approximately 6.7% and 1.3% between December 31, 1998 and December 31, 1999, respectively, and the corresponding effect upon the carrying value of Reading Australia's and Reading New Zealand's assets. The unrealized loss during 1998 related primarily to a decrease in the value of the Australian dollar relative to the U.S. dollar of approximately 5.7% between December 31, 1997 and December 31, 1998, and the corresponding effect upon the carrying value of Reading Australia's assets.

     Since foreign dollar income is minimal as most of the Company's projects are under development, the impact upon income from operations of fluctuations in the relative value of the U.S., the Australian and New Zealand dollars was not material in 1999, 1998 or 1997.


Item 8.   Financial Statements and Supplementary Data

     The information required by this item is incorporated by reference to pages F-1 through F-31.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item, to the extent that it relates to directors of the Company, is incorporated by reference to the Company's proxy statement with respect to its 2000 Annual Meeting of Shareholders and, to the extent that it relates to executive officers, appears in Part I hereof.


Item 11.  Executive Compensation

     The information required by this item is incorporated by reference to the Company's proxy statement with respect to its 2000 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the Company's proxy statement with respect to its 2000 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

Management and Ownership Overlaps:
---------------------------------

     There are significant cross ownerships between the Company, Craig, Citadel and BRI as follows:

     Craig a publicly traded company listed on the New York Stock Exchange owns Common Stock and the Series B Preferred Stock comprising approximately 78% of the voting interest in REI and, assuming conversion of the Series B Preferred Stock approximately 81% of the equity interest REI.

     Craig and Reading each own stock in Citadel, a public traded company listed on the American Stock Exchange. The Company currently owns approximately 31.7% of the voting interests in Citadel. Craig currently owns approximately 17.3% of the voting interests of Citadel directly, and on a consolidated basis with the Company, approximately 49%. In addition, Citadel owns 70,000 shares of the Series A Preferred Stock of REI, a 5% voting interest and, assuming conversion of the Series B Preferred Stock into Common Stock, approximately a 7.6 % equity interest in the Company. Citadel also has the Asset Put Option to put its assets to REI in exchange for Common Stock. However, that option lapses 30 days after the filing of this Report on Form 10K, and Citadel has advised the Company that it does not intend to exercise this option.

     BRI is a publicly held company, but is not listed on any exchange. Its sole asset is a 40% interest in the Agricultural Partnerships, formed to hold approximately 1,580 acres of agricultural land in Kern County, California. The remaining 60% interests are held 40% by Citadel and 20% by Visalia, a limited liability company owned by James J. Cotter and certain members of his family. The Company currently owns approximately 33.4% of the equity interest in BRI. Craig currently owns approximately 16.4% of the equity interest in BRI and, on a consolidated basis with the Company, approximately 49.8% of such equity interest. In addition, Cecelia Packing (a company owned by Mr. Cotter, "Cecelia") and a trust for the benefit of one of Mr. Tompkins' children own additional shares in BRI representing, when aggregated with the shares held by the Company and Craig, more than a majority of the outstanding shares of BRI.

     Farming was formed to provide farming services to the Agricultural Partnerships and is owned 80% by Citadel and 20% by Visalia.

     The Company, as a consequence of its ownership of both Citadel common stock and BRI common stock, owns approximately 26% of the Agricultural Partnerships.

     There are also substantial management overlaps between these companies, as follows:

     James J. Cotter, the principal stockholder of Craig, is the Chairman of the Board of Directors of each of the Company, CC and CHC, and the Chief Executive Officer of CHC. Mr. Cotter also serves as a managing director of each of the Agricultural Partnerships and of Farming and is the managing member of Visalia LLC.

     S. Craig Tompkins, the Vice Chairman of the Board of Directors of the Company is also a director and the President of CC and the Vice Chairman of the Board and Secretary of CHC. Mr. Tompkins also serves as the President of Citadel Agriculture Inc., a wholly owned subsidiary of CHC, and as a managing director of each of the Agricultural Partnerships and Farming, and serves for administrative convenience, as the assistant secretary of BRI and Visalia.

     Andrzej Matyczynski, the Chief Administrative Officer of the Company is also the Chief Financial Officer of each of CC and CHC.

     Ellen Cotter, Vice President of Business Affairs of the Company and Acting President of Reading Australia is a member of Visalia and the daughter of James
J. Cotter.

     Robert Loeffler, a member of the Board of Directors of the Company, and the Chairman of the Audit Committee of the Company, also serves as a director and as the Chairman of the Audit Committee of each CC and CHC.

     The Company, Craig and Citadel are currently working on a plan to centralize all administrative functions for the three companies in Los Angeles. Upon consummation of this centralization, it is contemplated that all general and administrative personnel will be employees of Craig, and that the costs of such personnel will be allocated between the three companies on an appropriate basis, taking into account the amount of time spent by such personnel on the business and affairs of the three companies. Following a review of the time spent by Messrs. Cotter and Tompkins and certain administrative employees of Craig, the Board of Directors of the Company determined it appropriate to reimburse Craig in the amount of $580,000 with respect to services performed by these individuals and administrative employees for the benefit of the Company. There was no similar reimbursement with respect to 1998. In both 1998 and 1999 Messrs.

Cotter and Tompkins received directly from the Company $150,000 in directors fees and $180,000 as compensation, respectively. Also in 1998 and 1999, the Company paid Citadel $410,000 and $185,000, respectively, for real estate consulting services provided by that company.

BRI and the Agricultural Partnerships
-------------------------------------

     The Agricultural Partnerships use Farming to farm their properties. Farming receives in consideration of its services reimbursement of its costs plus 5% of the net revenues of the farming operations after picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Cecelia also packs fruit for the Agricultural Partnerships. The acquisition of the properties owned by the Agricultural Partnerships was financed by a ten year purchase money mortgage in the amount of $4.05 million, a line of credit from Citadel and pro-rata contributions from the partners. In December 1998, the Partnerships suffered a freeze which destroyed the 1998-1999 crop. The Agricultural Partnerships have no funds to repay the line of credit from Citadel or fund the costs associated with production of a 1999-2000 crop and complete the anticipated capital improvements other than to call upon the partners for funding. BRI has no funds or resources with which to provide such funding, other than to call upon its separate line of credit from Citadel. Since January 1, 1999, Citadel and Visalia have provided the funding required by the Agricultural Partnerships on an 80/20 basis, but no assurances can be given that Citadel and Visalia will continue to provide such funding. As of December 31, 1999, Citadel and Visalia had advanced $1,227,000 and $334,000, respectively, to the Agricultural Partnerships. The Board of Directors and executive officers of BRI are comprised of three Craig directors, including Margaret Cotter, James Cotter's daughter and a member of Visalia.

City Cinema and OBI Transactions
--------------------------------

     The Angelika Film Center ("NY Angelika") is owned jointly by the Company and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan based cinema operator owned in equal parts by James J. Cotter and Michael Forman.
City Cinemas manages the NY Angelika and two other cinemas operated by the Company pursuant to management agreements. Robert F. Smerling, President of the Company, and Neil Sefferman, Vice President - Film of the Company, also serve in the same positions with City Cinemas.

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

     Consistent with its determination to reduce its operations in the United States, the Company is currently in negotiations with Citadel and Sutton Hill regarding the assumption of the Company's rights and obligations under the Agreement in Principle. Based upon discussions with Citadel and with representatives of Sutton Hill, the Company believes that Citadel will likely assume such rights and obligations. The Company has advised Citadel that if it completes the City Cinemas Circuit and the "Off Broadway" theaters it will give to Citadel a right of first negotiation to acquire the remainder of the Company's domestic cinema assets

     It is anticipated that the Manhattan "Off Broadway" theaters, as well as another live theater owned by the Company will be booked and managed by Union Square Management, Inc., a live theater management company specializing in the booking and management of "Off Broadway" style live theaters. Margaret Cotter, daughter of Mr. James J. Cotter, is a Senior Vice President with Union Square Management, Inc. In December 1998 the Company agreed to guarantee a $100,000 bank loan to the principal shareholder of Union Square Management, Inc.

The 96 Reorganization and Stock Transactions
--------------------------------------------

     The Stock Transactions (See Item 1. Business) involved the issuance of Common Stock and Series B Preferred Stock to Craig in return for certain assets owned by Craig. The Company is a subsidiary of Craig. At the time that the negotiations which led to the Stock Transactions were initiated, Craig owned 51% of the Company's voting securities and the Chairman and President of the Company (both of whom are also directors of Craig and the Company) served in the same positions at Craig. The Company's Board of Directors therefore established an Independent Committee of the Board of Directors comprised of directors with no affiliation with Craig or Citadel (other than the Company's ownership in Citadel) to negotiate the terms of the proposed transaction with Craig and Citadel, to review the fairness of any consideration to be received or paid by the Company and the other terms of any such transaction and to make a recommendation to the Board of Directors concerning such transaction.

Management Agreement:
---------------------

     The Houston Angelika, the St. Anthony and the NY Angelika are managed by City Cinemas pursuant to management agreements. The management agreements for the St. Anthony and the Houston Angelika provide for City Cinemas to receive a fee equal to 2.5% of revenues. The NY Angelika management agreement provides for the payment of a minimum fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined) over prescribed levels provided, however, that the maximum annual aggregate fee cannot exceed 5% of the NY Angelika's revenues.

Loans to Officers:
------------------

     In 1997 the Company loaned Robert Smerling, President, $70,000. The non-interest bearing loan is payable upon demand.

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Financial Statements                                                                    PAGE
                                                                                                ----
              Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998.      F-1 -- F-2

              Consolidated Statements of Operations for the years ended December 31, 1999,    F-3
               December 31, 1998 and December 31, 1997.

              Consolidated Statements of Cash Flows for the years ended December 31, 1999,    F-4
               December 31, 1998 and December 31, 1997.

              Consolidated Statements of Shareholders' Equity for the years ended             F-5
               December 31, 1999, December 31, 1998 and December 31, 1997.

              Notes to Consolidated Financial Statements.                                     F-6 -- F-31

              Report of Independent Auditors - Deloitte & Touche LLP.                         F-32

              Report of Independent Auditors - Ernst & Young, LLP.                            F-33

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

     2.2 Agreement and Plan of Merger between Reading Entertainment, Inc. (a Delaware corporation) and Reading Entertainment, Inc. (a Nevada corporation) dated November 19, 1999. (Incorporated by reference to Exhibit C to the Definitive Proxy Statement on Schedule 14A of Reading Entertainment, Inc. dated November 22, 1999.)

     3(i)   Articles of Incorporation of Reading Entertainment, Inc.

     3(ii)  By-laws of Reading Entertainment, Inc.

     4.1 Certificate of Designation of Reading Entertainment, Inc. setting forth the voting powers, designations, preferences, limitations, restrictions and relative rights of Series A Voting Cumulative Convertible Preferred Stock and Series B Voting Cumulative Preferred Stock. (Incorporated by reference to Exhibit A-2 to the Definitive Proxy Statement on Schedule 14A of Reading Entertainment, Inc. dated November 22, 1999.)

     10.1* Reading Company 1992 Nonqualified Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

     10.2* Non-Qualified Stock Option Agreement dated April 18, 1997 by and between Reading Entertainment, Inc. and James J. Cotter. (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)

     10.3* Reading Entertainment, Inc. 1997 Equity Incentive Plan. (Incorporated by reference to Exhibit A to Reading Entertainment, Inc.'s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on August 21, 1997.)

     10.4* Master Management Agreement between Angelika Holding, Inc. and City Cinemas Corporation dated November 26, 1997. (Incorporated by reference to Exhibit 10.29 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.)

     10.5 Agreement by and among Public Transport Corporation, Reading Properties Pty Ltd, and Mackie Group Pty Ltd for development at the Frankston Railway Station dated May 28, 1998. (Incorporated by reference to Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

     10.6 Agreement in Principle between Reading Entertainment, Inc. and City Cinemas dated December 2, 1998. (Incorporated by reference to
            Exhibit 10.23 to Reading Entertainment, Inc.'s Annual Report of Form 10-K for the year ended December 31, 1998.)

     10.7* Employment Agreement by and between Craig Corporation and Andrejz Matyczynski.

     10.8 Letter agreement dated April 5, 2000, by and between National Auto Credit, Inc. and Reading Entertainment, Inc. and FA, Inc. to acquire additional one-third membership interest in Angelika Film Centers, LLC.

     10.9 Letter agreement dated April 5, 2000, by and between National Auto Credit, Inc. and Reading Entertainment, Inc. to acquire the remaining domestic cinema assets of Reading Entertainment, Inc.

     10.10 Purchase agreement dated as of April 5, 2000, among National Auto Credit, Inc., National Cinemas, Inc., FA. Inc., and Reading Entertainment, Inc.

     21 (i) List of Subsidiaries of Reading Entertainment, Inc.

     23.1   Consent of Independent Auditors - Deloitte & Touche LLP.

     23.2   Consent of Independent Auditors - Ernst & Young, LLP.

     27     Financial Data Schedule for the year ended December 31, 1999.

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


                              READING ENTERTAINMENT, INC.



                              By:  /s/ Robert F. Smerling
                                 ---------------------------------------------
                                  Robert F. Smerling, President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   Signature                          Title                     Date
   ---------                          -----                     ----
/s/ James J. Cotter                                           April 13, 2000
---------------------------                                 ----------------
James J. Cotter             Chairman and Director
                            (Principal Executive Officer)

/s/ S. Craig Tompkins                                         April 13, 2000
---------------------------                                 ----------------
S. Craig Tompkins           Vice Chairman and Director

/s/ James A. Wunderle                                         April 13, 2000
---------------------------                                 ----------------
James A. Wunderle           Executive Vice President, Chief
                            Financial Officer and Treasurer
                            (Principal Financial Officer,
                            Principal Accounting Officer)

/s/ Scott A. Braly                                            April 13, 2000
---------------------------                                 ----------------
Scott A. Braly              Director


/s/ Robert M. Loeffler                                        April 13, 2000
---------------------------                                 ----------------
Robert M. Loeffler          Director


/s/ Kenneth S. McCormick                                      April 13, 2000
---------------------------                                 ----------------
Kenneth S. McCormick        Director

Reading Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                              December 31,     December 31,
                                                                                                 1999             1998
-----------------------------------------------------------------------------------------------------------------------------
Current Assets

Cash and cash equivalents                                                                         $ 13,277         $ 58,593
Amounts receivable                                                                                     409              575
Restricted cash                                                                                        948              904
Inventories                                                                                            316              236
Prepayments and other current assets                                                                   931              532

-----------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                           15,881           60,840
-----------------------------------------------------------------------------------------------------------------------------

Due from affiliate                                                                                   1,000            1,000
Investments in unconsolidated affiliates                                                            13,098           13,345
Net investment in leased equipment                                                                       -            2,125
Property held for sale                                                                               5,740                -
Property held for development                                                                       31,624           32,949
Property and equipment - net                                                                        57,854           32,534
Note receivable from joint venture partners                                                          1,549            2,357
Other assets                                                                                         1,775            3,729
Intangible assets:
   Beneficial leases - net of accumulated amortization of $4,111
       in 1998                                                                                           -           12,797
   Cost in excess of assets acquired - net of accumulated
       amortization of $2,062 in 1999 and $1,426 in 1998                                             9,975           10,611

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                   121,615          111,447
-----------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                                 $138,496         $172,287
=============================================================================================================================

See Notes to Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                              December 31,     December 31,
                                                                                                  1999             1998
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                                  $  3,131         $  3,031
Accrued taxes                                                                                          631              418
Accrued property costs and other                                                                     4,355            1,734
Film rent payable                                                                                    1,718            1,347
Notes payable and short-term debt                                                                    8,617              743
Purchase commitments                                                                                     -            8,066
Other liabilities                                                                                      497              123
Accrued restructuring costs                                                                            847                -

-----------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                      19,796           15,462
-----------------------------------------------------------------------------------------------------------------------------

Notes payable                                                                                        1,035              920
Other liabilities                                                                                    5,918            4,606

-----------------------------------------------------------------------------------------------------------------------------
     Total long term liabilities                                                                     6,953            5,526
-----------------------------------------------------------------------------------------------------------------------------

Minority interests                                                                                   2,064            1,927

Reading Entertainment Convertible Redeemable Series A Preferred Stock, par value $.001               7,000            7,000
  per share,  stated value $7,000; Authorized, issued and outstanding - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock, par value $.001 per share,
  stated value $55,000; Authorized, issued and outstanding - 550,000 shares                              1                1
Reading Entertainment preferred stock, par value $.001 per share:
  Authorized -9,380,000 shares:  None issued                                                             -                -
Reading Entertainment common stock, par value $.001 per share:
  Authorized -25,000,000 shares: Issued and outstanding -7,449,364 shares                                7                7
Other capital                                                                                      138,637          138,637
Accumulated (deficit) retained earnings                                                            (31,910)           9,727
Accumulated other comprehensive (loss)                                                              (4,052)          (6,000)

-----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                    102,683          142,372
-----------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders equity                                                    $138,496         $172,287
=============================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except shares and per share amounts)

                                                                            Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                      1999               1998              1997
---------------------------------------------------------------------------------------------------------------------
REVENUES:
Theater:
   Admissions                                                       $  27,604          $ 24,792           $ 19,978
   Concessions                                                          8,450             7,625              6,078
   Advertising and other                                                1,757             1,139                928
Real estate                                                               677               373                180
Earnings from Stater preferred stock investment                             -                 -              5,877
Interest and dividends                                                  1,831             4,519              3,247
---------------------------------------------------------------------------------------------------------------------
                                                                       40,319            38,448             36,288
---------------------------------------------------------------------------------------------------------------------
EXPENSES:
Theater costs                                                          29,644            24,370             20,081
Theater concession costs                                                1,930             1,653              1,296
Depreciation and amortization                                           3,923             3,673              2,785
General and administrative                                             12,456            10,257              9,737
Asset impairment and restructuring charges                             35,183                 -                  -
---------------------------------------------------------------------------------------------------------------------
                                                                       83,136            39,953             33,899
---------------------------------------------------------------------------------------------------------------------
(Loss) income from operations                                         (42,817)           (1,505)             2,389
Equity in earnings of affiliates                                        2,539             1,070                298
Other (expense) income, net                                               721              (642)             1,531
Interest expense                                                          380                 -                  -
---------------------------------------------------------------------------------------------------------------------
(Loss) income before minority interests and
   income taxes                                                       (39,937)           (1,077)             4,218
Minority interests                                                        322               343                196
---------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                                     (40,259)           (1,420)             4,022
Income taxes                                                              923               986              1,067
---------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                     (41,182)           (2,406)             2,955
Less: Preferred stock dividends and amortization
   of asset put option                                                 (4,335)           (4,322)            (4,309)
---------------------------------------------------------------------------------------------------------------------
Net (loss) applicable to common
   shareholders                                                      ($45,517)          ($6,728)           ($1,354)
=====================================================================================================================


Basic and diluted loss per share                                       ($6.11)           ($0.90)            ($0.18)
=====================================================================================================================

See Notes to Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

                                                                                         Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                        1999       1998        1997
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net (loss) income                                                                     ($41,182)   ($2,406)  $  2,955
Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
      Depreciation                                                                       2,544      2,084      1,240
      Amortization                                                                       1,379      1,589      1,545
      Deferred rent expense                                                                395        217        406
      Write off of capitalized development costs                                           385        542      1,308
      Loss (gain) on disposal of assets                                                    273        634        (15)
      Asset impairment and restructuring charges                                        35,183          -          -
      Equity in income of affiliates                                                    (2,539)    (1,070)      (298)
      Minority interests                                                                   322        343        196
      Preferred stock redemption premium                                                     -          -     (5,877)
      Changes in operating assets and liabilities:
           Decrease in amounts receivable                                                  292        636      1,854
           Increase in inventories                                                         (65)       (45)       (50)
           (Increase) decrease in prepayments and other current assets                    (424)       742        858
           Increase (decrease) in accounts payable and accrued expenses                  1,525       (644)    (3,347)
           Increase (decrease) in film rent payable                                        357       (284)       545
           Increase (decrease) in other liabilities                                        (19)      (321)       654
     Other, net                                                                            595          -        (10)

---------------------------------------------------------------------------------------------------------------------
  Net cash used in (provided by) operating activities                                     (979)     2,017      1,964
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES

Purchase of property held for development                                               (1,739)   (12,445)    (5,106)
Purchase of property and equipment, net                                                (37,179)   (11,078)   (14,760)
Decrease in purchase committment                                                        (7,938)    (3,397)         -
Decrease (increase) in restricted cash                                                      44      3,664     (1,421)
Investment in joint ventures                                                              (164)    (2,601)    (1,850)
Loans to joint venture partners                                                           (111)      (594)    (2,021)
Investment in Citadel common stock                                                           -     (2,211)         -
Investment in Royal George Theatre                                                        (105)    (1,369)         -
Investment in New York Live Theaters  and City Cinemas                                       -     (1,332)         -
Proceeds from redemption of Stater Preferred Stock investment                                -          -     73,915
Purchase of Domestic Cinema                                                                  -          -       (229)
Increase in long term deposits                                                               -          -        (76)
---------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by investing activities                                  (47,192)   (31,363)    48,452
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Proceeds from short-term debt                                                            4,639        601          -
Payments of equity issuance costs                                                            -          -       (366)
Minority interest distributions                                                           (470)      (417)      (371)
Decrease in notes payable                                                                 (739)      (766)    (1,500)
Payment of preferred stock dividends                                                      (455)    (4,030)    (4,030)
Proceeds from minority partner of Australian joint venture                                 278          -         93
Proceeds from Angelika, Houston landlord                                                     -          -        280
---------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                                    3,253     (4,612)    (5,894
---------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                              (398)      (289)      (362)
---------------------------------------------------------------------------------------------------------------------
  (Decrease) increase in cash and cash equivalents                                     (45,316)   (34,247)    44,160

  Cash and cash equivalents at beginning of year                                        58,593     92,840     48,680
---------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                         $  13,277   $ 58,593   $ 92,840
=====================================================================================================================

See Notes to Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years ended December 31, 1999, 1998, 1997
(in thousands, except shares)

                                                               Common Stock             Series B Preferred Stock          Other
                                                    -------------------------------------------------------------
                                                          Shares         Amount            Shares        Amount          Capital
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                               7,449,364            $7           550,000            $1          $138,594
Net income (including comprehensive loss)
Issuance costs of Stock Transactions                                                                                            43
Reading Entertainment Series A and B
  preferred dividends declared
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             7,449,364             7           550,000             1           138,637
Net loss (including comprehensive loss)
Reading Entertainment Series A and B
  preferred dividends declared
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             7,449,364             7           550,000             1           138,637
Net loss (including comprehensive income)
Reading Entertainment Series A
  preferred dividends declared
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                             7,449,364            $7           550,000            $1          $138,637
====================================================================================================================================

                                                 Accumulated
                                                  (deficit)               Accumulated                   Total
                                                  retained               Comprehensive              Shareholder's
                                                   earnings              Income (Loss)                 Equity
-------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                            $17,238                      $  114                 $155,954
Net income (including comprehensive loss)               2,955                      (4,437)                  (1,482)
Issuance costs of Stock Transactions                                                                            43
Reading Entertainment Series A and B
  preferred dividends declared                         (4,030)/1/                                           (4,030)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                           16,163                      (4,323)                 150,485
Net loss (including comprehensive loss)                (2,406)                     (1,677)                  (4,083)
Reading Entertainment Series A and B
  preferred dividends declared                         (4,030)/1/                                           (4,030)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                            9,727                      (6,000)                 142,372
Net loss (including comprehensive income)             (41,182)                      1,948                  (39,234)
Reading Entertainment Series A
  preferred dividends declared                           (455)/2/                                             (455)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                         ($31,910)                    ($4,052)                $102,683
===================================================================================================================

(1) Represents dividends per share of $6.50 for Reading Entertainment Series A Preferred Stock and dividends per share of $6.50 for Reading Entertainment Series B Preferred Stock.

(2) Represents dividends per share of $6.50 for Reading Entertainment Series A Preferred Stock

See Notes to Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years ended December 31, 1999, 1998, 1997
(in thousands, except shares)



                                                             Common Stock       Series B Preferred Stock      Other
                                                         -------------------------------------------------
                                                          Shares      Amount     Shares         Amount       Capital
---------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                               7,449,364        $7     550,000            $1      $138,594
Net income
Foreign currency translation
   adjustments

            Comprehensive Income

Issuance costs of Stock Transactions                                                                             43
Reading Entertainment Series A and B
  preferred dividends declared
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             7,449,364         7     550,000             1      138,637
Net loss
Foreign currency translation
   adjustments

            Comprehensive Income
Reading Entertainment Series A and B
  preferred dividends declared
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             7,449,364         7     550,000             1      138,637

Net loss
Foreign currency translation
   adjustments

            Comprehensive Income
Reading Entertainment Series A
  preferred dividends declared
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                             7,449,364        $7     550,000            $1     $138,637
=====================================================================================================================

                                                             Accumulated         Accumulated
                                                              (deficit)            or Other                Total
                                                              retained          Comprehensive          Shareholder's
                                                              earnings           Income (Loss)             Equity
---------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                                     $  17,238             $    114               $155,954
Net income                                                         2,955                                       2,955
Foreign currency translation
   adjustments                                                                         (4,437)                (4,437)
                                                                                                         ------------
            Comprehensive Income                                                                              (1,482)
                                                                                                         ------------
Issuance costs of Stock Transactions                                                                              43
Reading Entertainment Series A and B
  preferred dividends declared                                    (4,030) /(1)/                               (4,030)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                      16,163               (4,323)               150,485
Net loss                                                          (2,406)                                     (2,406)
Foreign currency translation
    adjustments                                                                        (1,677)                (1,677)
                                                                                                         ------------
            Comprehensive Income                                                                              (4,083)
                                                                                                         ------------
Reading Entertainment Series A and B
  preferred dividends declared                                    (4,030) /(1)/                               (4,030)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                       9,727               (6,000)               142,372
Net loss                                                         (41,182)                                    (41,182)
Foreign currency translation
   adjustments                                                                          1,948                  1,948
                                                                                                         ------------
            Comprehensive Income                                                                             (39,234)
                                                                                                         ------------
Reading Entertainment Series A
  preferred dividends declared                                      (455) /(2)/                                 (455)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                    ($31,910)             ($4,052)              $102,683
=====================================================================================================================

(1) Represents dividends per share of $6.50 for Reading Entertainment Series A Preferred Stock and dividends per share of $6.50 for Reading Entertainment Series B Preferred Stock.

(2) Represents dividends per share of $6.50 for Reading Entertainment Series A Preferred Stock

See Notes to Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999
(amounts in tables in thousands, except shares and per share data)


     In December 1999, Reading Entertainment Inc., a Delaware corporation, was merged into a newly formed wholly-owned subsidiary, Reading Entertainment, Inc., a Nevada corporation. The purpose of the merger was to change the domicile of the corporation from Delaware to Nevada. The Nevada corporation was the surviving corporation and the corporation's operations, assets, liabilities and capitalization were not changed as a result of the merger. As used herein "REI" or "Reading Entertainment" shall refer to either the Delaware or Nevada corporation and REI, together with its subsidiaries and predecessors as, "Reading" or the "Company."

     The Company is in the business of developing and operating multiplex cinemas and developing, and eventually operating, entertainment centers in Australia and New Zealand. The Company also operates cinemas in Puerto Rico and the United States. Reading's cinemas are owned through various subsidiaries and operate under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly-owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty. Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"); and through a 50/50 joint venture in New Zealand under the Berkeley Cinemas name. The Company's entertainment center development activities in Australia and New Zealand are conducted through Reading Australia and through affiliates of Reading New Zealand Ltd. (collectively referred to herein as "Reading New Zealand"), respectively. The Company operates in two business segments, cinema operations and real estate development. (See Note 3.)

     The Company is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania and holds certain property for sale located in Philadelphia and Australia and owns certain equipment which it leases to third parties.


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation: The consolidated financial statements of Reading Entertainment and subsidiaries include the accounts of REI and its majority-owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. The Company's investments in 20% to 50%- owned companies, in which it has the ability to exercise significant influence over operating and financial policies, are accounted for on the equity method. Investments in other companies are carried at cost.

     Accounting Principles: The consolidated financial statements of Reading Entertainment, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

     Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair market value, and consist principally of Eurodollar time deposits, interest-bearing bank deposits, federal agency securities and other short-term money market instruments.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

     Inventories: Inventories are comprised of confection goods used in theater operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

     Property held for development: Property held for development consists of land (including land acquisition costs) acquired for the potential development of multiplex cinemas and/or entertainment centers and held either for such purposes or for other development purposes. Property held for development is carried at cost and, at the time that construction of the related multiplex cinema and/or entertainment center commences, is transferred to Property and equipment and accounted for as Construction-in-progress.

     Property and Equipment: Property and equipment are carried at cost. Depreciation of buildings, leasehold improvements and equipment are recorded on a straight-line basis over the estimated useful lives of the assets or, if the assets are leased, the remaining lease term (inclusive of renewal options, if likely to be exercised), whichever is shorter. The estimated useful lives are generally as follows:

                      Building and Improvements      20-40 years

                      Equipment                       3-15 years

                      Furniture and Fixtures           3-7 years

                      Leasehold Improvements         10-20 years

     Construction in Progress and Property Development Costs: Construction in progress and property development costs are comprised of direct costs associated with the development of potential cinemas (whether for purchase or lease) or entertainment center locations. Startup costs and other costs not directly related to the acquisition of long term assets are expensed as incurred.
Amounts are carried at cost unless management decides that a particular location will not be pursued to completion or if the costs are no longer relevant to the proposed project. If such a judgement is made, previously capitalized costs which are no longer of value are written off.

     Intangible Assets: Intangible assets are comprised of acquired beneficial cinema leases used in CineVista's operations (in 1998), and cost in excess of net assets acquired in the acquisition of the Angelika Film Center, a six-screen cinema located in the Soho area of Manhattan (the "NY Angelika") and the acquisition of a five-screen cinema located in Minneapolis, Minnesota (the "St. Anthony").

     The amount of the purchase price of the NY Angelika assets in excess of the appraised value of the assets acquired is being amortized on a straight-line basis over a period of 20 years. The fair value of the NY Angelika assets was determined by an independent appraiser. The purchase price of the St. Anthony is being amortized on a straight-line basis over the remaining life of the lease term which approximates four years.

     The amount of the CineVista purchase price ascribed to the beneficial leases was determined by an independent appraiser computing the present value of the excess of market rental rates over the rental rates in effect under CineVista's leases at the time of the Company's acquisition of CineVista and allocating such amount as a component of the purchase price of CineVista. The beneficial leases were amortized on a straight-line basis over a period of 19.5 years. The remaining beneficial leases were written off in 1999 in conjunction with asset impairment charges recorded in 1999 (See Note 5).

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

     Advertising Costs: The Company expenses the costs of advertising as incurred. Advertising expense was $1,518,000, $1,005,000 and $670,000 for the years ended December 31, 1999, 1998, and 1997 respectively.

     Impairment of Long Lived Assets: The Company reviews long-lived assets, including intangibles, for impairment if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.
If the sum of the estimated future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized on the amount by which the carrying value of the asset exceeds its estimated fair value. The fair value of assets is determined as either the expected selling price less selling costs or the present value of the estimated future cash flows. (See Note 5.)

     Translation of Non-U.S. Currency Amounts: The financial statements and transactions of Reading Australia's and Reading New Zealand's cinema and real estate operations are maintained in their functional currency (Australian and New Zealand dollars, respectively) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities of such operations are denominated in their functional currency and translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as "Accumulated other comprehensive income," a component of Shareholders equity.

     Loss Per Share: Net loss applicable to common stock shareholders reflects the reduction for dividends declared or accumulated on the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"), and Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (collectively, the "Convertible Preferred Stock") and for amortization of the value of an estimate of an asset put option (the "Asset Put Option") had one been recorded. (See Note 15.)

     Basic loss per share (Reading Entertainment common stock (the "Common Stock")) is calculated using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares used in the computation of basic loss per share were 7,449,364 in 1999, 1998 and 1997. Diluted income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and the Asset Put Option.

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

     Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities,"("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)


     Reclassification: Certain amounts in previously issued financial statements have been reclassified to conform with the current presentation.


NOTE 2 -- RELATED PARTY TRANSACTIONS

Management and Ownership Overlaps:
---------------------------------

     There are significant cross ownerships between the Company, Craig Corporation, Citadel Holding Corporation and Big 4 Ranch, Inc., as follows:

     Craig Corporation ("CC" and collectively with its predecessors and wholly-owned subsidiaries "Craig"), a publicly traded company listed on the New York Stock Exchange, owns Common Stock and Convertible Preferred Stock comprising approximately 78% of the voting interest in REI and, assuming conversion of the Convertible Preferred Stock, approximately 81% of the equity interest REI.

     Craig and Reading each own stock in Citadel Holding Corporation, a publicly traded company listed on the American Stock Exchange ("CHC" and collectively with its consolidated subsidiaries "Citadel"). The Company currently owns approximately 31.7% of the voting interests in CHC. Craig owns approximately 17.3% of the voting interests of CHC directly, and on a consolidated basis with the Company, approximately 49%. In addition, Citadel owns 70,000 shares of the Series A Preferred Stock of REI, a 5% voting interest and, assuming conversion of the Convertible Preferred Stock into Common Stock, approximately a 7.6%
equity interest in the Company.   Citadel also has the Asset Put Option to put
its assets to REI in exchange for Common Stock. However, that option lapses 30 days after the filing of this Report on Form 10K, and Citadel has advised the Company that it does not intend to exercise this option.

     Big 4 Ranch, Inc. ("BRI") is a publicly held company, but is not listed on any exchange. Its sole asset is a 40% interest in three agricultural partnerships (the "Agricultural Partnerships"), formed to hold approximately 1,580 acres of agricultural land in Kern County, California. The remaining 60% interests are held 40% by Citadel and 20% by Visalia, LLC., a limited liability company owned by James J. Cotter and certain members of his family ("Visalia"). The Company currently owns approximately 33.4% of the equity interest in BRI. Craig currently owns approximately 16.4% of the equity interest in BRI and, on a consolidated basis with the Company, approximately 49.8% of such equity interest. In addition, Cecelia Packing (a company owned by Mr. Cotter, "Cecelia") and a trust for the benefit of one of Mr. Tompkins' children own additional shares in BRI representing, when aggregated with the shares held by the Company and Craig, more than a majority of the outstanding shares of BRI.

     Big 4 Farming, LLC. (Farming") was formed to provide farming services to the Agricultural Partnerships and is owned 80% by Citadel and 20% by Visalia.

     The Company, as a consequence of its ownership of both CHC common stock and BRI common stock, owns approximately 26% of the Agricultural Partnerships.

     There are also substantial management overlaps between these companies, as follows:

     James J. Cotter, the principal stockholder of Craig, is the Chairman of the Board of Directors of each of the Company, CC and CHC, and the Chief Executive Officer of Citadel. Mr. Cotter also serves as a managing director of each of the Agricultural Partnerships and of Farming and is the managing member of Visalia LLC.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)


     S. Craig Tompkins, the Vice Chairman of the Board of Directors of the Company is also a director and the President of CC and the Vice Chairman of the
Board and Secretary of CHC.   Mr. Tompkins also serves as the President of
Citadel Agriculture Inc., a wholly-owned subsidiary of CHC, and as a managing director of each of the Agricultural Partnerships and Farming, and serves for administrative convenience, as the assistant secretary of BRI and Visalia.

     Andrzej Matyczynski, the Chief Administrative Officer of the Company is also the Chief Financial Officer of Craig and Citadel.

     Ellen Cotter, Vice President of Business Affairs of the Company and Acting President of Reading Australia is a member of Visalia and is the daughter of James J. Cotter.

     Robert Loeffler, a member of the Board of Directors of the Company, and the Chairman of the Audit Committee of the Company, also serves as a director and as the Chairman of the Audit Committee of CC and CHC.

     The Company, Craig and Citadel are currently working on a plan to centralize all administrative functions for the three companies in Los Angeles. Upon consummation of this centralization, it is contemplated that all general and administrative personnel will be employees of Craig, and that the costs of such personnel will be allocated between the three companies on an appropriate basis, taking into account the amount of time spent by such personnel on the business and affairs of the three companies. Following a review of the time spent by Messrs. Cotter and Tompkins and certain administrative employees of Craig, the Board of Directors of the Company determined it appropriate to reimburse Craig in the amount of $580,000 with respect to services performed by these individuals and administrative employees for the benefit of the Company. There was no similar reimbursement with respect to 1998. In both 1998 and 1999 Messrs. Cotter and Tompkins received directly from the Company $150,000 in directors fees and $180,000 as compensation, respectively. Also in 1998 and 1999, the Company paid Citadel $410,000 and $185,000, respectively, for real estate consulting services provided by that company.

BRI and the Agricultural Partnerships
-------------------------------------

     The Agricultural Partnerships use Farming to farm their properties.
Farming receives in consideration of its services reimbursement of its costs plus 5% of the net revenues of the farming operations after picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Cecelia also packs fruit for the Agricultural Partnerships. The acquisition of the properties owned by the Agricultural Partnerships was financed by a ten year purchase money mortgage in the amount of $4.05 million, a line of credit from Citadel and pro-rata contributions from the partners. In December 1998 the Partnerships suffered a freeze which destroyed the 1998-1999 crop. The Agricultural Partnerships have no funds to repay the line of credit from Citadel or fund the costs associated with production of a 1999-2000 crop and complete the anticipated capital improvements other than to call upon the partners for funding. BRI has no funds or resources with which to provide such funding, other than to call upon its separate line of credit from Citadel. Since January 1, 1999, Citadel and Visalia have provided the funding required by the Agricultural Partnerships on an 80/20 basis, but no assurances can be given that Citadel and Visalia will continue to provide such funding. As of December 31, 1999, Citadel and Visalia had advanced $1,227,000 and $334,000,respectively, to the Agricultural Partnerships. The Board of Directors and executive officers of BRI are comprised of three Craig directors, including Margaret Cotter, James Cotter's daughter and a member of Visalia.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

City Cinema and OBI Transactions
--------------------------------

     The Angelika Film Center LLC ("AFC") is owned jointly by the Company and Sutton Hill Associates ("Sutton Hill"), a partnership affiliated with City Cinemas, a Manhattan based cinema operator owned in equal parts by James J. Cotter and Michael Forman. City Cinemas manages the AFC and two other cinemas operated by the Company pursuant to management agreements. Robert F. Smerling, President of the Company, and Neil Sefferman, Vice President - Film of the Company, also serve in the same positions with City Cinemas.

     In December 1998 the Company and Sutton Hill entered into an Agreement in Principle to lease and operate four cinemas and manage three other cinemas all of which are located in Manhattan and which together constitute the City Cinemas circuit (the "City Cinemas Transaction"). In addition the Agreement in Principle provides for the acquisition by the Company of three live "Off Broadway" theaters also located in Manhattan (the "OBI Transaction"). The Conflicts Committee of the Board of Directors (the "Conflicts Committee"), comprised entirely of directors independent of Messrs. Cotter and Forman, reviewed and negotiated the transaction. Consummation of the transaction is contingent upon, among other things, receipt of fairness opinions relating to the transactions and approval of REI's shareholders of the issuance of Common Stock for the OBI Transaction.

     Consistent with its determination to reduce its operations in the United States, the Company is currently in negotiations with Citadel and Sutton Hill regarding the assumption of the Company's rights and obligations under the Agreement in Principle as it relates to the OBI Transaction and, if not consummated by National Auto Credit, Inc. ("NAC") (see Note 19), the City Cinemas Transaction. Based upon discussions with Citadel and with representatives of Sutton Hill, the Company believes that Citadel will likely assume such rights and obligations under such circumstances.

     It is anticipated that the Manhattan "Off Broadway" theaters, as well as another live theater owned by the Company will be booked and managed by Union Square Management, Inc., a live theater management company specializing in the booking and management of "Off Broadway" style live theaters if the OBI Transaction is consummated by the Company. Margaret Cotter, daughter of Mr. James J. Cotter, is a Senior Vice President with Union Square Management, Inc. In December 1998 the Company agreed to guarantee a $100,000 bank loan to the principal shareholder of Union Square Management, Inc.

Management Agreement:
---------------------

     The Houston Angelika, the St. Anthony and the NY Angelika are managed by City Cinemas pursuant to management agreements. The management agreements for the St. Anthony and the Houston Angelika provide for City Cinemas to receive a fee equal to 2.5% of revenues. The NY Angelika management agreement provides for the payment of a minimum fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined) over prescribed levels provided, however, that the maximum annual aggregate fee cannot exceed 5% of the NY Angelika's revenues. The Company paid City Cinemas $449,000, $488,000 and $370,000 pursuant to these management agreements in 1999, 1998 and 1997, respectively.

Loans to Officers:
------------------

     In 1997 the Company loaned Robert Smerling, President, $70,000. The non-interest bearing loan is payable upon demand.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

NOTE 3 -- BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

     The Company operates multiplex cinemas in the United States, Puerto Rico, Australia and New Zealand and is developing cinemas and cinema based entertainment centers in Australia and New Zealand. The Company operates in two business segments, cinema development and operations, and real estate development (entertainment center development activities).

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

     The corporate component of income (loss) from operations includes corporate general and administrative expenses, interest and dividends, and other income. Corporate assets consist of corporate cash, property and equipment, certain intangibles and the Company's investment in Citadel.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

     The following sets forth certain information concerning the Company's two segments, real estate development (which amounts do not include domestic real estate revenues) and cinema operations:

                                            Real Estate            Cinema         Corporate and
1999                                      Development/1/,/2/    Operations/3/    Eliminations/4/     Consolidated
----                                      ------------------ -----------------  -----------------   --------------
Revenues                                       $   297           $ 37,811            $ 2,211           $ 40,319
Operating (loss) Income                         (3,389)           (31,503)            (7,925)           (42,817)
Identifiable assets                             61,962             50,969             25,565            138,496
Depreciation and Amortization                      128              3,773                 22              3,923
Capital expenditures/5/6/                        9,569             29,547                 15             39,131

                                            Real Estate            Cinema         Corporate and
1998                                      Development/1/,/2/    Operations/3/    Eliminations/4/     Consolidated
----                                      ------------------ -----------------  -----------------   --------------
Revenues                                       $     0            $33,556            $ 4,892           $ 38,448
Operating (loss) Income                         (3,197)             1,307                385             (1,505)
Identifiable assets                             42,125             57,247             72,915            172,287
Depreciation and Amortization                        0              3,598                 75              3,673
Capital expenditures                            12,445             11,011                 67             23,523

                                            Real Estate            Cinema         Corporate and
1997                                      Development/1/,/2/    Operations/3/    Eliminations/4/     Consolidated
----                                      ------------------ -----------------  -----------------   --------------
Revenues                                      $     0              $26,984           $  9,304          $ 36,288
Operating (loss) Income                        (3,198)                 916              4,671             2,389
Identifiable assets                            18,910               53,525            105,577           178,012
Depreciation and Amortization                       0                2,735                 50             2,785
Capital expenditures/5/                         7,586               12,213                 67            19,866

_____________________

     /1/ Real estate capital expenditures are net of "Purchase commitments" of $8,066,000 and $3,516,000 in 1998 and 1997, respectively.

     /2/ Includes investments in unconsolidated affiliates of $2,847,000, $3,608,000 and $1,608,000 at December 31, 1999, 1998 and 1997, respectively.

     /3/ Includes investments in unconsolidated affiliates of $2,139,951, $1,578,000 and $0 at December 31, 1999, 1998 and 1997, respectively.

     /4/ Includes investments in unconsolidated affiliates of $10,958,000, $8,159,000 and $4,903,000 at December 31, 1999, 1998 and 1997, respectively.

     /5/ Includes purchases of property held for development of $31,623,000, $12,445,000 and $7,382,000 at December 31, 1999, 1998 and 1997 respectively.

     /6/ Capital expenditures have not been reduced by proceeds of $213,000 received from disposals during 1999.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

     The following table indicates the relative amounts of revenues from operations and property, plant and equipment of the Company by geographic area during the three-year period ended December 31, 1999. The Company has no export revenues.

                                                 1999    1998     1997
                                               -------  -------  -------
          Revenues:
             Puerto Rico.....................  $12,974  $16,210  $15,186
             Mainland United States..........   15,504   11,134    8,158
             Australia.......................    9,333    6,212    3,820

          Property, plant and equipment:
             Puerto Rico.....................    3,006   18,389   13,391
             Mainland United States/1/.......   17,681    8,125    6,372
             Australia/2/....................   56,831   29,420   20,549
             New Zealand/3/..................   14,853    9,549        0


NOTE 4 -- ACQUISITION AND DEVELOPMENT ACTIVITIES

     Live Theater Acquisition
     ------------------------

     On March 18, 1999, the Company acquired a four auditorium live theater complex in Chicago which operates under the name "The Royal George Theatre" (the "RGT") for approximately $2,800,000 of which $1,180,000 of the purchase price was financed with a purchase money mortgage due in May 2000. The balance of the purchase price was paid in cash.

     Domestic Cinema Activity
     ------------------------

     The Company acquired the six screen NY Angelika in August 1996. Since then the Company has acquired or built five cinemas increasing the domestic screen count to forty-two. All domestic cinemas are leased.

     New York Acquisition - In December 1998, the Company entered into an Agreement in Principle with Sutton Hill (See Note 3) to lease and operate the cinemas constituting the City Cinemas Circuit located in Manhattan and to acquire three live "Off Broadway" theaters also located in Manhattan. Pursuant to the Cinemas Transaction, the Company was to also acquire the 16.7% interest in the AFC not already owned by it and certain management rights with respect to three other cinemas located in Manhattan. In April 2000, the Company sold NAC a 50% interest in the AFC (See Note 19) and options to acquire the Company's rights to the City Cinemas Transaction.


---------------
     /1/ Includes property held for sale of $2,893,000 at December 31, 1999.

     /2/ Includes property held for development of $23,702,000, $23,400,000 and $14,714,000 at December 31, 1999, 1998 and 1997, respectively.

     /3/ Includes property held for development of $7,922,000 and $9,549,000 at December 31, 1999 and 1998, respectively.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

     The Company has offered Citadel the opportunity to take over its position under the OBI Transaction and the City Cinemas Transaction under certain circumstances (See Notes 3 and 19). Citadel has advised the Company that it is interested in taking over the Company's position under these agreements, if certain modifications to the transactions can be negotiated, and has delegated authority to review the transactions and to negotiate such modifications directly with Sutton Hill to a committee comprised of independent directors.

     It is contemplated that, if NAC or Citadel consummates a transaction with Sutton Hill, the Company will receive at the closing the $1,000,000 deposit made by the Company under its agreement with Sutton Hill.

     In connection with the cinema transaction, the Company made a deposit of $1,000,000 to Sutton Hill. Such deposit has been recorded as "Due from affiliate" in the Consolidated Balance Sheets at December 31, 1999 and 1998.

     Reading Australia
     -----------------

     In 1995, the Company commenced cinema development activities in Australia. Since formation, Reading Australia has opened ten cinemas (inclusive of one entertainment center, the cinema portion of which opened in December 1999), seven in leased facilities, two in owned facilities and one at a managed facility, with a total of 71 screens (including an eight screen cinema which opened in March 2000). In 2000, Reading Australia also anticipates opening an entertainment center with a ten screen cinema as well as the entertainment center portion of a recently completed facility. Reading Australia has acquired rights to, or fee interests in, land on which it intends to develop an additional two entertainment centers.

     Puerto Rico
     -----------

     The Company acquired CineVista effective in 1994. Since that time the Company has opened four new cinemas with a total of thirty-four screens. CineVista opened a new twelve screen cinema in December 1999 and an eight-screen cinema in June 1998 which replaced a six-screen cinema at the same location.

     New Zealand
     -----------

     During 1998, Reading New Zealand Limited (together with its subsidiaries, "Reading New Zealand") entered into two 50/50 joint ventures, one of which currently operates thirteen screens in three locations.

     The second joint venture owned a parcel of land in Wellington on which the Company intends to develop an entertainment center featuring a twelve screen multiplex cinema. In July 1999 Reading New Zealand acquired 100% ownership of the property. In addition, in 1998 Reading New Zealand acquired ownership of a property adjacent to the development site and a multiple story parking garage. Also in 1998, Reading New Zealand acquired a fifteen acre site in a suburb of Auckland on which it intends to develop a cinema and an entertainment center.


NOTE 5 -- ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

     During 1999, the Company recorded an Asset impairment charge of $34,294,000. Of this amount, $31,330,000 related to the Company's investment in CineVista, $703,000 to certain Philadelphia real estate, $136,000 to two domestic cinemas and the balance, $2,125,000, to a 1996 investment in leased computer equipment. (See Note 7.) The

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

Company also recorded a Restructuring charge of $889,000 during the fourth quarter of 1999 upon the adoption of a plan to relocate the Company's corporate headquarters from Philadelphia to Los Angeles.

     During the third quarter of 1999 CineVista recorded an Asset impairment charge of $14,022,000 after CineVista wrote off the entire carrying value of the eight screen cinema it operates at the Plaza Las Americas Mall (the "Plaza Cinema"). Prior thereto, CineVista believed it had reached agreement with the landlord as to the terms of the lease with respect to the opening of a new ten screen cinema at a second location in the Mall. However, CineVista was advised by the landlord that the landlord had entered into a lease for the new cinema complex with a third party. In light of the anticipated adverse change in the Plaza Cinemas' business prospects upon the opening of a competing state-of-the art cinema in the same mall, the Company evaluated the recoverability of its investment in the Plaza Cinema and determined that the entire carrying value of the Plaza Cinemas, $13,884,000 ($11,838,000 "Beneficial lease", $1,438,000
"Leasehold improvements" and $1,009,000 "Machinery and equipment" net of certain related liabilities of $401,000) was impaired and should be written off. Also in the third quarter of 1999, CineVista determined to close a four screen leased cinema and recorded an Asset impairment charge of $138,000 equal to the difference of the carrying value of the cinema and the appraised value of the leasehold interest.

     During the fourth quarter of 1999 the Company decided it should initiate efforts to exit the Puerto Rico market and therefore wrote down the carrying value of CineVista to its estimated net realizable value resulting in an additional Asset impairment charge of $17,308,000. The estimated net realizable value of CineVista was determined by computing the net present value of CineVista's estimated future cash flows. The discount rate utilized was determined based upon an analysis of comparable sale transactions. In conjunction with the Asset impairment charge, the Company wrote off the remaining Beneficial lease, $273,000, and created a $17,034,000 Asset impairment reserve which is a component of Property and equipment. (See Note 8.)

     In the fourth quarter of 1999, the Company was advised by the partnership which manages the Company's portfolio of leased equipment that the market for used computer equipment had deteriorated as a result of Year 2000 created oversupply of used computer equipment. In addition, a decision by a large lessee under one of the "User Leases" (as defined in Note 7) to upgrade certain computer equipment, including equipment leased from the Company, is also anticipated to have an effect upon the estimated residual value of the portfolio. Based upon discussions with computer equipment vendors, the Company determined that the estimated residual value of the equipment should be reduced to $0 and wrote off the entire carrying value, $2,125,000, in the fourth quarter of 1999.

     The Company wrote off the entire carrying value of two of its domestic cinemas, $136,000 (which amount is net of $100,000 which is to be paid to the Company by a landlord), in the fourth quarter of 1999. In addition, after a review of the estimated market value of certain domestic real estate held for sale, the Company recorded a $203,000 impairment charge related to such real estate. In addition, in conjunction with a proposal to the City of Philadelphia for the possible disposition of the environmentally impaired North Viaduct property in return for a cash payment from the Company to the City, the Company increased its environmental reserve by $500,000, from $1,256,000 to $1,756,000. (See Note 13).

     During the fourth quarter of 1999, the Company adopted a plan and commenced steps to relocate the Company's headquarters from Philadelphia to Los Angeles and recorded a Restructuring charge of $889,000 in 1999. The Restructuring charge includes a provision for lease termination charges, duplicate office and employee expenditures and employee severance obligations.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

NOTE 6 -- PROPERTY HELD FOR SALE

     Whitehorse Property Group
     -------------------------

     In November 1997, Reading Australia acquired a 50% interest from Burstone Victoria Pty. Ltd. ("Burstone") in the Whitehorse Property Group Unit Trust ("WPG") for approximately $1,600,000. WPG owns a shopping center located near Melbourne, Australia located on land leased pursuant to a long-term lease (the "Land Lease"). In early 2000, Reading Australia and Burstone agreed to sell the shopping center and are actively seeking buyers. No assurances can be made that the shopping center can or will be sold at a price acceptable to the Company and Burstone. The Company believes that the estimated net realizable value from the sale of WPG and repayment of the partner loan described below, is approximately equal to the carrying value of such assets $2,847,000, which amount has been classified as Property held for sale in the Company's consolidated balance sheet at December 31, 1999.

     WPG incurred a net loss of approximately $194,000 during 1999 as compared to net earnings of $50,000 in 1998. The Company recorded a loss of $172,000 in 1999 and income of $25,000 in 1998 which are included in Equity in earnings of affiliates. During 1999 the Company recognized 100% of WPG's loss in excess of WPG's retained earnings to prevent the aggregate carrying value of WPG from exceeding WPG's total net asset value. WPG's assets and liabilities totaled $11,100,000 and $8,200,000, at December 31, 1999. The Company has guaranteed the repayment of 50% of a secured bank loan which is owed by WPG and deferred rent and related charges pursuant to the Land Lease. The principal outstanding on the loan totaled approximately $3,700,000 and the deferred rent totaled $500,000 at December 31,1999, resulting in a guarantee by the Company of
approximately $4,200,000.   The bank loan originally was due in June 1999.  The
lender has agreed to extend the maturity of the loan on a month to month basis pending a sale of WPG. No assurances can be made that the bank loan will continue to be available to WPG.

     Royal George Theatre
     --------------------

     In early 2000, in order to maximize capital available for the Reading Australia's and Reading New Zealand's development activities, the Company determined that it would sell the RGT. Accordingly, $2,893,000, the Company's net carrying value of the RGT, which the Company believes is less than the estimated net realizable value (based upon an appraisal of the property), has been classified as Property held for sale in the Consolidated Balance Sheet at December 31, 1999. The Company recognized revenues of $1,165,000 and Income before taxes and interest of $303,000 from the RGT in 1999.


NOTE 7 -- INVESTMENTS

     Citadel Holding Corporation
     ---------------------------

     In 1996, the Company acquired 1,564,473 shares of Citadel common stock from Craig representing an interest of approximately 26.1%. In 1997, Citadel issued 666,000 common shares pursuant to the exercise of warrants which reduced the Company's ownership to approximately 23.5%. In September 1998 the Company acquired an additional 549,200 shares of Citadel common stock at a price of $3.875 per share. After giving effect to this transaction, the Company owns 2,113,673 shares of common stock of Citadel representing an ownership interest of approximately 31.7%. The Company accounts for its investment in the Citadel common stock by the equity method. Citadel's net earnings in 1999 were $9,487,000 and the Company has recorded its share of such earnings, $2,799,000, in the Consolidated Statement of Operations as Equity in earnings of affiliate. The carrying value of the Company's investment

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

at December 31, 1999 of $10,958,000 is included in Investments in unconsolidated affiliates in the Consolidated Balance Sheet and is less than the Company's underlying equity in the net assets of Citadel plus a $1,998,000 loan receivable from Craig held by Citadel which amount is deducted from Citadel's Shareholders equity for financial reporting purposes as disclosed in Citadel's December 31, 1999 Annual Report on Form 10-K. The closing price of Citadel's common stock on the American Stock Exchange at December 31, 1999 was $3 7/16 per share. Citadel's assets and liabilities totaled $47,206,000 and $13,723,000, respectively, as of December 31, 1999.

     Big 4 Ranch, Inc.
     ----------------

     In December 1997, Citadel capitalized a wholly owned subsidiary, BRI, with a cash contribution of $1,200,000 and distributed 100% of the shares of BRI to Citadel's common shareholders. The Company received 1,564,473 shares or 23.4% of BRI. In September 1998, the Company acquired 661,700 additional shares increasing its interest to 2,226,173 shares of common stock of BRI, an ownership
interest of approximately 33.4%.   The carrying value of the Company's interest
in BRI was reduced to $0 in 1998.  Accordingly, the Company did not recognize
any share of BRI's $322,000 net loss in 1999.   The Company recorded its share
of BRI's 1998 net loss of $346,000 in the Consolidated Statement of Operations as Equity in earning of affiliates in 1998. BRI had negative assets at December 31, 1999. The Company has no obligation to fund BRI's operating losses.

     New Zealand Joint Ventures
     --------------------------

     During the second quarter of 1998, Reading New Zealand entered into a 50/50 joint venture, with a cinema operator in New Zealand (the "NZ JV"). At December 31, 1999, the Company's aggregate investment in the joint venture totaled $2,100,000. This amount is reflected in the December 31, 1999 Consolidated Balance Sheet under Investments in unconsolidated affiliates. In connection with the joint venture, the Company has made a loan to the joint venture of $1,200,000 in order to finance a portion of the acquisition price of two multiplex cinemas and the underlying property acquisition and construction costs of a cinema which the joint venture developed.

     Net Investment in Leased Equipment
     ----------------------------------

     During 1996, a wholly-owned subsidiary of the Company purchased computer equipment for $40,934,000, which equipment was leased to various retail companies (the "User Leases"). Concurrent with the purchase of the equipment, the Company leased the equipment back to the seller, subject to the User Leases, for a period of five years (the "Wrap Lease"). The Company's investment in the equipment was funded through a cash payment of $1,944,000 and the issuance of a nonrecourse promissory note (the "Promissory Note") in the amount of $38,990,000. Payments due under the Wrap Lease were subsequently sold to a third party in return for a $32,000 payment and assumption by the purchaser of all obligations under the Promissory Note. The Company has retained all rights and interest in the equipment subject to the User Leases and the Wrap Lease. Therefore, the Company has rights to the residual value of the equipment upon conclusion of the Wrap Lease (which term exceeds the term of the User Leases). The residual interest was reflected at its net cost, $2,125,000, in the Consolidated Balance Sheet at December 31, 1998 as "Net investment in leased equipment." In 1999 the Company determined that the asset was impaired and wrote off the total carrying value of the equipment, $2,125,000, in conjunction with an Asset impairment charge. (See Note 5.)

     Love Janis, LLC
     ---------------

     During the third quarter of 1999, the Company invested $109,000 to acquire a 25% interest in a live theater production of the play Love, Janis which played in the RGT. The play ran from August through November 1999 and

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

was closed. The Company wrote off the investment of $109,000 in Love Janis LLC and included such loss in Equity in earnings of affiliates for the year ended December 31, 1999. James J. Cotter and Michael Forman (see Note 2) were investors in Love Janis LLC.


NOTE 8 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                             December 31,
                                                                            1999       1998
                                                                          --------   --------
               Land*                                                      $  3,015   $   378
               Buildings                                                    13,258     1,858
               Leasehold improvements                                       29,539    20,522
               Equipment                                                    24,200     8,792
               Construction-in-progress and property development costs      11,137     5,714
                                                                          --------  --------
                                                                            81,149    37,264
               Less:  Accumulated depreciation                              (6,261)   (4,730)
               Provision for Asset Impairment of CineVista                 (17,034)        0
                                                                          --------  --------
                                                                          $ 57,854   $32,534
                                                                          ========  ========

     *Includes land associated with owned cinema properties. Does not include land held for development, which is included in "Property held for development" in the Consolidated Balance Sheets.


NOTE 9 -- LEASE AGREEMENTS AND COMMITMENTS

     The Company determines annual base rent expense by amortizing total minimum lease obligations on a straight-line basis over the lease terms. Base rent expense under operating leases totaled $5,274,000, $4,670,000 and $4,184,000 in 1999, 1998 and 1997, respectively. In 1999, 1998 and 1997, contingent rental expense under operating leases totaled $336,000, $134,000 and $25,000, respectively.

     CineVista and the Domestic Cinemas conduct their operations in leased premises. Seven of Reading Australia's nine operating multiplexes are in leased facilities. The Company's cinema leases have remaining terms inclusive of options of 10 to 40 years. Certain of the Company's cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. The Company also leases office space, warehouse space and equipment under noncancellable operating leases. All leases are accounted for as operating leases.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

     Future minimum lease payments by year and in the aggregate, under noncancellable operating leases consist of the following at December 31, 1999. The Company has no leases which require capitalization.

                                                             Operating
                                                              Leases
                                                            -----------
                         2000..............................   $  6,511
                         2001..............................      6,853
                         2002..............................      6,808
                         2003..............................      6,143
                         2004..............................      6,229
                         Thereafter........................     92,563
                                                            ----------
                         Total net minimum lease payments     $125,107
                                                            ==========

     In addition to deficit working capital at December 31, 1999 of approximately $4,000,000 (including maturing bank debt of $4,500,000), the Company has committed development expenditures relating to cinema and entertainment development projects of approximately $50,000,000, $25,000,000 of which are expected to be funded in 2000 and $25,000,000 to be funded thereafter (not including potential obligations relating to the City Cinemas Transaction and the OBI Transaction or the rights of the Company's affiliate, Citadel, as the holder of the $7,000,000 of Series A Preferred Stock to require redemption of such stock during a ninety day period commencing October 15, 2001 (see Note
15)), which amounts are expected to be funded in part by an Australian dollar line of credit (the "Australian Line of Credit"). The Company does not anticipate incurring additional development commitments in New Zealand or Australia until additional financing is secured. CineVista is in violation of certain of the loan covenants in its line of credit and is seeking a waiver of such violations from the lender. If a waiver is not received, CineVista will be in default of the terms of the line of credit and the lender could demand immediate repayment of amounts due thereunder, which amounts totaled $3,000,000 on December 31, 1999, and $4,250,000 on April 12, 2000. No assurances can be made that the lender will waive the covenant violations. In April 2000, the Company received a commitment for an eighteen month $7 million line of credit secured by a pledge of certain Domestic Cinema assets and the Company's interest in Citadel (the "Domestic Line of Credit"). However, as a result of the sale of AFC Interest to NAC (see Note 19), the terms of the loan commitment will have to be renegotiated. No assurances can be made that the lender will be willing to fund the Company under revised terms satisfactory to the Company. Proceeds of the Domestic Line of Credit were expected to be used to pay a portion of the accumulated dividends under the Series B Preferred Stock (during 1999 REI did not pay $3,575,000 in dividends on the Series B Preferred Stock, all of which is held by Craig), pay purchase money debt of $1,180,000 due in May 2000 from the purchase of the RGT and fund the development cost of one additional Domestic Cinema. The Company anticipates acquiring additional financing to fund its development obligations which are due in 2001. In New Zealand the Company has a $2,800,000 property purchase mortgage and a $1,500,000 bank loan due in 2000. Reading New Zealand is presently evaluating a bank proposal to refinance both of these obligations and provide construction funding for an entertainment center in Wellington. The Company does not anticipate commencement of construction of new projects until financing has been arranged and may be required to arrange alternative financing, sell assets, or bring in joint venture partners with respect to certain of its projects if the Domestic Line of Credit cannot be restructured, the covenant violation waivers are not received from CineVista's lender and NAC or Citadel does not acquire the Company's remaining Domestic Cinemas.

     The OBI Transaction contemplates the acquisition of certain live theater assets, in exchange for stock. However, under certain circumstances, the Company could be required to fund the OBI Transaction with a cash payment of approximately $9,900,000. Citadel is presently considering the acquisition of the Company's rights to the OBI

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

Transaction and accordingly, the Company believes it unlikely that the transaction will be consummated by the Company.

     Under the terms of the joint venture agreement with WPG (see Note 5), the Company has guaranteed approximately $3,700,000 of WPG's debt and Land Lease obligations.

     The City of Philadelphia (the "City") has asserted that the Company's North Viaduct property requires environmental decontamination and that the Company's share of any such remediation cost will aggregate approximately $3,500,000. The Company presently is in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate. (See Note 5.)

     The Company's 1996 tax return is under review by the Internal Revenue Service (the "Service"). While the Company believes its reporting position in such period to be reasonable and the Service has not alleged any deficiencies, no assurances can be made that the Company's tax reporting position will be upheld.


NOTE 10 -- BANK CREDIT FACILITIES

     CineVista has a $5 million line of credit (the Line of Credit") which expires December 31, 2000. Under the terms of the Line of Credit, CineVista may borrow up to $5,000,000 until June 30, 2000, $4,650,000 through September 30 and $4,300,000 until December 31, 2000, when all amounts outstanding under the Line of Credit are due and payable. As security for the loan, CineVista has pledged substantially all of its assets. At December 31, 1999, $3,000,000 was outstanding under the Line of Credit. The provisions of the Line of Credit require CineVista to maintain a minimal level of net worth and other financial ratios, restrict the payment of dividends, and limit additional borrowing and capital expenditures. Borrowings thereunder accrue interest at LIBOR (the
London Interbank Offered Rate) plus 2.25%, or the base rate plus 1/2 of 1%, at CineVista's election. In accordance with the provisions of the Line of Credit, CineVista is required to pay a commitment fee on the unused commitment equal to 1/2 of 1%. CineVista is in violation of certain of the loan covenants in the Line of Credit and is seeking a waiver of such violations from the lender. If a waiver is not received, CineVista will be in default of the terms of the Line of Credit and the lender could demand immediate repayment of amounts due under the Line of Credit, which amounts totaled $4,250,000 on April 12, 2000. No assurances can be made that the lender will waive the covenant violations.

     In March 2000, Reading Australia entered into the Australian Line of Credit with a major bank which provides for borrowings of up to approximately $15,000,000 ($16,350,000 less an interest reserve of $1,350,000) for the construction of an entertainment center and cinema in Sydney. The Australian Line of Credit contemplates an increase in the commitment amount to approximately $49,000,000 (the "Expanded Commitment") if additional banks elect to participate in the credit agreement. Under the Expanded Commitment, the term of the credit facility will be extended from December 31, 2000 to December 31, 2003 providing funding for the construction of a proposed entertainment center in Melbourne. No assurances can be made that additional participants will be found. The Australian Line of Credit Agreement is secured by a pledge of substantially all of Reading Australia's assets and those of its 100% owned subsidiaries and requires Reading Australia to maintain various financial covenants, restricts dividends and limits additional borrowings. Reading Australia is required to pay a commitment fee of .60% on the commitment amount.

     In April 2000, the Company received a commitment for the Domestic Line of Credit, an eighteen month $7,000,000 million line of credit secured by a pledge of certain Domestic Cinema assets and the Company's interest in Citadel. However, also in April 2000, the Company sold a portion of its interest in the AFC (See Note 19). Such

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

interest was to be included as collateral for the Domestic Line of Credit and the terms of such commitment will therefore have to be renegotiated. No assurances can be given that the lender will agree to terms satisfactory to the Company.

     Reading New Zealand has a term loan in the amount of approximately $1,500,000 secured by a property in Wellington. The term loan matures in December 2000 and the Company is presently evaluating several proposals for refinancing such debt.


NOTE 11 -- STOCK OPTION PLANS

     As of December 31, 1999, the Company had options outstanding under two stock option plans: the 1992 Non-qualified Stock Option Plan (the "1992 Plan") (amended in 1997) and the 1997 Equity Incentive Plan (the "1997 Plan"). Each plan was approved by shareholders in its year of adoption.

     The 1992 Plan reserves 500,000 shares for grant and the 1997 Plan reserves 200,000 shares for grant. The exercise price, term and other conditions applicable to each grant of options under the Company's two plans are generally determined at the time of grant by the Compensation Committee of the Board of Directors and may vary with each option grant. Generally, options granted under both plans vest on the anniversary of the date of grant in four equal, annual installments, have exercise prices equal to or greater than 100% of the fair market value of the underlying shares on the date of grant and expire ten years from the date of grant.

     Shareholders of the Company approved a grant of options on September 16, 1997 to James J. Cotter, Chairman of the Board of Directors of the Company (the "Cotter Options"). The Cotter Options are divided into three groups: options to purchase up to 110,000 shares of Common Stock, which become exercisable in four equal installments commencing one year from the date of grant (the "Basic Options"); options to purchase up to 260,000 shares of Common Stock, which become exercisable over a similar vesting schedule, but only in proportion to the number of shares of Convertible Preferred Stock which are converted into Common Stock (the "Convertible Preferred Options"); and options to purchase up to 90,000 shares of Common Stock, which become exercisable over a similar vesting schedule, but only in proportion to the number of shares of Common Stock which are issued pursuant to the Asset Put Option (the "Asset Put Options"). (See Note15.) All shares granted under the Cotter Options have an exercise price of $12.80 per share.


     Changes in the number of option shares available under the Plans are summarized as follows:

                                              1999                           1998                                  1997
                                    ---------------------------   -----------------------------    ---------------------------
                                              Weighted Average                Weighted Average               Weighted Average
1982 Plan:                          Options    Exercise Price      Options     Exercise Price       Options    Exercise Price
---------                           ---------------------------   -----------------------------    ---------------------------
Outstanding at beginning of year                                                                     5,000            $12.50
Canceled                                                                                            (5,000)           $12.50
Expired                                                                                                  0
                                                                                                    ---------------------------
Outstanding at end of period                                                                             0                 0
                                                                                                    ---------------------------

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

                                              1999                           1998                                  1997
                                    ---------------------------   -----------------------------    ---------------------------
                                              Weighted Average                Weighted Average               Weighted Average
                                    Options    Exercise Price      Options     Exercise Price       Options    Exercise Price
                                    ---------------------------   -----------------------------    ---------------------------
1992 Plan:
---------
Outstanding at beginning of year    360,232       $13.76             360,232         $13.76          342,732         $14.00
Canceled/1/                         (15,000)      $12.80                   0                         (55,000)        $14.00
Granted/1/                           70,000       $ 6.34                   0                          72,500         $12.81
                                  ---------------------------   -----------------------------    ---------------------------
Outstanding at the end of year      415,232       $12.54             360,232         $13.76          360,232         $13.76
                                  ---------------------------   -----------------------------    ---------------------------

1997 Plan:
---------
Outstanding at beginning of year    147,000       $12.82             152,000         $12.82
Canceled                            (20,000)      $12.88              (5,000)        $12.80
Granted                                   0                                0                         152,000         $12.82
                                  ---------------------------   -----------------------------    ---------------------------
Outstanding at the end of year      127,000       $12.81             147,000         $12.82          152,000         $12.82
                                  ---------------------------   -----------------------------    ---------------------------

Cotter Option/2/:
----------------
Outstanding at beginning of year    110,000       $12.80             110,000         $12.80
Canceled                                  0                                0
Granted                                   0                                0                         110,000         $12.80
                                  ---------------------------   -----------------------------    ---------------------------
Outstanding at the end of year      110,000       $12.80             110,000         $12.80          110,000         $12.80
                                  ---------------------------   -----------------------------    ---------------------------
Total
-----
Outstanding at Year End             637,232       $12.64             617,232         $13.37          622,232         $13.36
                                  ===========================   =============================    ===========================
Exercisable at Year End             453,357       $13.42             386,732         $13.70          310,232         $13.91
                                  ===========================   =============================    ===========================

     The weighted-average remaining contractual life of all options outstanding at December 31, 1999 was 4.79 years.

     The Company applies Accounting Principles Board Opinion No. 25, the intrinsic value method, in accounting for the compensation expense of its stock option plans. Under the intrinsic value method, no compensation expense is recognized for stock option awards granted at or above fair market value. Effective January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation", encouraged adoption of a fair value based method for valuing the cost of stock option grants. SFAS No. 123 allows companies to continue to employ APB No. 25, but requires disclosure of pro forma net income and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense in each of the years that a company grants stock options. The Company granted options in 1999 and 1997; no options were granted in 1998. In computing the pro forma effect of the grants of stock options granted in 1997, all options granted under the 1997 Plan and 1992 Plan in 1997, modifications to options previously granted under the 1992 Plan, the Basic Options and the Asset Put Options have been included. The fair value of these options was estimated at the respective dates of grant using a Black-Scholes option pricing model employing the weighted average assumptions in the following table:

---------------------
     /1/ Includes 22,500 options which were amended to reduce the exercise price from $14.00 per share to $12.80 per share.

     /2/ Does not include the Asset Put Options or the Convertible Preferred Stock Options since the conditions precedent to the granting of such options have not occurred.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

                                1999    1998      1997
                              -------- ------- --------
Stock Option Exercise Price    $ 6.34     n/a     $ 12.81
Risk Free Interest Rate          5.61%    n/a        6.71%
Expected Dividend Yield          0.00%    n/a        0.00%
Expected Option Life                5     n/a           5
Expected Volatility             25.01%    n/a       22.31%
Fair Value of Options          $ 2.11     n/a     $  1.79

     The pro forma effect of the issuance of these options would have been to increase the "Net loss applicable to common shareholders" by $164,000 ($.02 per share), $258,000 ($.03 per share) and $264,000 ($.04 per share) to $45,681,000
($6.13 per share), $6,986,000 ($.94 per share) and $1,618,000 ($.22 per share)
in 1999, 1998 and 1997, respectively. The pro forma adjustments may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. Further, SFAS 123 requires assumptions by management regarding the likelihood of events on which the vesting of contingent options are predicated.


NOTE 12 -- INCOME TAXES


                                                       Year Ended December 31,
                                                   -------------------------------
                                                      1999       1998       1997
                                                   ---------- ---------- ----------
Income (loss) before income taxes consists of the
 following components:
   United States                                        ($215)  $  4,917    $ 7,349
   Foreign                                            (40,044)    (6,337)    (3,327)
                                                   ---------- ---------- ----------
   Total                                             ($40,259)   ($1,420)   $ 4,022
                                                   ========== ========== ==========

     Significant components of the provisions for income taxes attributable to operations are as follows:

                                                  Year Ended December 31,
                                                 ---------------------------
                                                  1999      1998      1997
                                                 -------  --------  --------
Income taxes (benefit):
Current:
   United States                                   $   0     $ 122    $  146
   Foreign                                           817       786       698
   State and local                                   106        78       223
                                                 -------  --------  --------
     Total                                           923       986     1,067
Increase (decrease) in valuation allowance from
 net operating loss carryforwards                      0         0         0
                                                 -------  --------  --------
Total income taxes (benefit)                       $ 923     $ 986    $1,067
                                                 =======  ========  ========

     Reconciliation of income taxes at United States statutory rates to income taxes as reported are as follows:

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

                                                       Year Ended December 31,
                                                    --------------------------------
                                                      1999        1998        1997
                                                    ---------   ---------  ---------
Tax provision (benefit) at U.S. statutory rates      ($13,688)    ($483)     $ 1,367
Foreign and U.S. losses not currently benefitted       13,688       605        1,124
Foreign withholding taxes                                 817       786          698
State income taxes                                        106        78          223
Use of net operating loss carryforwards                     0         0       (2,344)
                                                    --------- ---------    ---------
     Total income taxes (benefit)                     $   923    $  986      $ 1,067
                                                    --------- ---------    ---------


     Carryforwards and temporary differences which give rise to the deferred tax asset at December 31 are as follows:

                                                1999            1998
                                             ----------      ----------
Net operating loss carryforwards.........    $ 20,715        $ 16,314
Alternative minimum taxes................       3,189           3,189
Wrap Lease rental sale...................       6,981           8,485
Reserves and other, net..................      16,314           1,578
                                            ---------      ----------
Gross deferred asset.....................      47,119          29,566
Valuation allowance......................     (47,199)        (29,566)
                                            ---------      ----------
Net deferred asset.......................    $      0        $      0
                                            =========      ==========

     Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods), the Company concluded that under SFAS No. 109, a valuation allowance for the entire amount was necessary at December 31, 1999.

     The Company's federal tax net operating loss carryforwards expire as follows:

             Year             Amount
             ----           ---------
             2000             $16,196
             2002               7,382
             2003                 589
             2007               1,443
             2008               1,155
             2009                  32
             2018                 311
             2019               2,100
                            ---------
                              $29,208
                            =========

     In addition to the federal net operating loss carryforwards, the Company has Federal Alternative Minium Tax ("AMT") credits of $3,189,000, which can be carried forward indefinitely. Also, the Company has foreign net operating loss carryforwards of $27,639,000, $14,102,000 in Puerto Rico which expire between 2002 and 2006 unless utilized prior thereto.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

     The Company paid $88,000, $192,000 and $2,405,000 in income taxes in 1999, 1998 and 1997, respectively. The Company is subject to regular federal income tax; however, due to its net operating loss carryforwards, the Company is only required to pay AMT. AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards.

     The Company's 1996 tax return is under review by the Internal Revenue Service (the "Service"). While the Company believes its reporting position in such period to be reasonable and the Service has not alleged any deficiencies, no assurances can be made that the Company's tax reporting position will be upheld.


NOTE 13 -- LEGAL PROCEEDINGS

Certain Shareholder Litigation
------------------------------

     In September 1996, the holder of 50 shares of Common Stock commenced a purported class action on behalf of the Company's minority shareholders owning Reading Company Class A Common Stock in the Philadelphia County Court of Common Pleas relating to the Reorganization and Stock Transactions. The complaint in the action (the "Complaint") named the Company, Craig, two former directors of the Company and all of the then current directors of the Company (other than Gregory R. Brundage and Robert F. Smerling) as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions), and the current and former directors of the Company breached their fiduciary duty to the minority shareholders in the review and negotiation of the 96 Reorganization and Stock Transactions and that none of the directors of the Company were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of the Company and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in the Company was diluted by the transactions.

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

     On September 28, 1998, the defendants filed a motion for summary judgment. In February 2000 the court granted summary judgment against the Plaintiff and in favor of all of the defendant directors. Craig was not dismissed, however, the Court has agreed to reconsider Craig's motion in light of its decision to dismiss the claims against all of

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

the defendant directors. The plaintiff has not elected to seek any rehearing or interlocutory appeal of the trial court's decision to dismiss the defendant directors. Accordingly, management does not believe that the Company has any liability related to this matter.

     Redevelopment Authority of the City of Philadelphia v. Reading
     --------------------------------------------------------------

     On December 12, 1997, the Redevelopment Authority filed an action in the Philadelphia Court of Common Pleas which relates to the 1993 sale of the Headhouse property by Reading to the Authority. Plaintiff has alleged discovery of various contaminants -- asbestos, PCB's, lead paint -- and alleges past and future clean-up costs in excess of $1,000,000. The action is based upon theories of contract and state environmental law. The Company has denied liability and intends to vigorously defend. It is the Company's opinion that the Authority's claim is meritless in that the Company adequately disclosed the condition of the property and expressly limited its representations made in connection with the sale.

     Other Claims
     ------------

     The Company is not a party to any other pending legal proceedings or environmental action which management believes could have a material adverse effect on its financial position. While the City of Philadelphia has asserted that the Company's share of any environmental clean-up costs related to its North Viaduct Property would be in the range of $3,500,000, the Company does not believe that it has any current obligation to commence such remediation and believes the estimate to be inaccurate.


NOTE 14 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for 1999 and 1998 is summarized below:


1999:                                          First        Second        Third       Fourth
                                              Quarter       Quarter      Quarter      Quarter
                                             --------      --------     --------     --------
Revenues                                       $ 8,256       $ 9,974     $ 11,716     $ 10,373
Net loss applicable to common shareholders      (2,540)         (815)     (16,411)     (25,751)
                                              ========      ========     ========     ========
Basic and Diluted loss per share:               ($0.34)       ($0.11)      ($2.20)      ($3.46)
                                              ========      ========     ========     ========

1998:                                          First        Second        Third       Fourth
                                              Quarter       Quarter      Quarter      Quarter
                                             --------      --------     --------     --------
Revenues                                       $10,073       $ 9,713      $ 9,916      $ 8,746
Net loss applicable to common shareholders      (1,436)       (1,266)      (1,941)      (2,085)
                                              ========      ========     ========     ========
Basic and Diluted loss per share:                ($.19)        ($.17)       ($.26)       ($.28)
                                              ========      ========     ========     ========

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

1999:
----

     First quarter revenues decreased from those recorded in the prior year's first quarter due to the significant contribution the Company received from the movie Titanic in 1998's first quarter. Third quarter results include a $14,022,000 Asset impairment charge and a full quarter of operating results of two new cinemas opened in May. Fourth quarter results include an Asset impairment charge of $20,272,000, a Restructuring charge of $889,000 and an additional allocation of expenses charged to the Company by Craig of approximately $580,000, and a full quarter of results of a new cinema which opened in September.


1998:
----

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


NOTE 15 -- CAPITALIZATION

Common Stock
------------

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

Reading Entertainment Series A and Series B Cumulative Convertible Preferred
----------------------------------------------------------------------------
Stock
-----

     Holders of the Convertible Preferred Stock are entitled to receive quarterly cumulative dividends at the annual rate of $6.50 per share. In the event of a liquidation of the Company, the holders of the Convertible Preferred Stock will be entitled to receive the stated value of $100 per share plus accrued and unpaid dividends before any payment is made to the holders of the Common Stock. The Series B Preferred Stock ranks junior to the Series A Preferred Stock in rights to dividend distributions and distributions in liquidation. All of the Series A Preferred Stock is held by Citadel and all of the Series B Preferred Stock is held by Craig.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

     No dividends were declared or paid on the Series B Preferred Stock, all of which is owned by Craig, during 1999. All dividends dues on the Series A Preferred Stock, all of which is held by Citadel, were paid during 1999. Accumulated dividends related to the Series B Preferred Stock totaled $3,575,000 at December 31, 1999.

     Holders of the Convertible Preferred Stock are entitled to cast 9.64 votes per share. In the event that dividends are not paid on either series of the Convertible Preferred Stock for six consecutive quarters, the holders of such series of the Convertible Preferred Stock will be entitled to elect one director.

     Each share of Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $11.50 per share and each share of Series B Preferred Stock is convertible into shares of Common Stock at a price of $12.25 per share, at any time after April 15, 1998. The shares of Series A Preferred Stock are convertible prior to April 15, 1998 in the event that a change in control of the Company occurs. The Company also has the right to require conversion of the Series A Preferred Stock in the event that the average market price of the Common Stock over a 180-day period exceeds 135% of the conversion price of the Series A Preferred Stock. The Series B Preferred Stock has no mandatory conversion provisions. Citadel has certain registration rights with respect to the shares of the Common Stock to be received upon the conversion of the Series A Preferred Stock or the exercise of the Asset Put Option.

     The Company may, at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the stated value (initially 108%, declining 2% per annum until the percentage equals 100%) plus accrued and unpaid dividends to the date of redemption. The holders of a majority of the Series A Preferred Stock have the right to require REI to repurchase the Series A Preferred Stock at the stated value plus accrued and unpaid dividends for a 90-day period beginning October 15, 2001. In addition, the holders of the Series A Preferred Stock may require the Company to repurchase the shares at the stated value plus accrued and unpaid dividends in the event that the Company fails to pay dividends on the Series A Preferred Stock in any four quarterly periods. In the event of a change in control of the Company, the holders of a majority of the Series A Preferred Stock may require redemption at a premium. The Series A Preferred Stock has not been included as Shareholders' Equity in the Company's Consolidated Balance Sheet due to the mandatory redemption provisions. No dividends were declared or paid on the Series B Preferred Stock during 1999.


NOTE 16 -- FINANCIAL INSTRUMENTS

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

     During the first quarter of 1998, the currency positions and extensions thereof matured and the Company incurred a loss of approximately $670,000 which has been included in the Consolidated Statement of Operations as a component of "Other Expense."

     The Company does not presently have any foreign currency positions and did not take any positions during 1998 and 1999.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

NOTE 17 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During fiscal years 1999, 1998 and 1997, interest paid amounted to $371,000, $70,000 and $60,000 respectively.

     Income taxes paid during fiscal years 1999, 1998 and 1997 amounted to $96,000, $192,000 and $2,405,000, respectively.

     Non-cash investing activities during 1999 consisted of obtaining a seller provided purchase money mortgage of $1,180,000 and assuming liabilities of $308,000 relating to the acquisition of the RGT and the assumption of a $2,816,000 mortgage on property purchased and held for development.


NOTE 18 -- COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires the Company to classify foreign currency translation adjustments which, prior to adoption, were reported separately in shareholders' equity to be included in comprehensive income.

     The following sets forth the Company's comprehensive (loss) income for the three years ended December 31, 1999:

                                                  1999       1998     1997
                                                --------   --------  -------
Net (loss) income                               $(41,182)  $(2,406)  $ 2,955
Other comprehensive income (loss), net of tax      1,948    (1,677)   (4,437)
                                                --------   -------   -------
Comprehensive (loss)                            $(39,234)  $(4,083)  $(1,482)
                                                ========   =======   =======


NOTE 19 -- SUBSEQUENT EVENT

     On April 5, 2000, the Company sold a 50% interest in the AFC to National Auto Credit, Inc. AFC is the owner of the NY Angelika. The 50% membership interest (the "Angelika Interest") was conveyed in exchange for 8,999,900 shares of the common stock of NAC, representing approximately 26% of the outstanding common stock of that company (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class. The Series A Preferred Stock has a liquidation preference of $1.50 per share, is convertible into the common stock of NAC on a share for shares basis, is entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoys certain special voting rights. As a consequence of that transfer, (a) AFC is now owned 50% by NAC, 33.3% by the Company and 16.7% by Sutton Hill and (b) the Company and its affiliates own approximately 29% of the outstanding common stock of NAC. NAC Common Stock closed on April 10, 2000 at $1 5/64.

     NAC is a publicly traded company whose shares are traded in the over-the-counter market. Historically, NAC has been in the business of originating, purchasing and servicing sub-prime loans secured by second hand automobiles.

Reading Entertainment, Inc. and Subsidiaries

December 31, 1999
(amounts in tables in thousands, except shares and per share data)

However, in recent periods, NAC has sold substantially all of its inventory of loans, substantially reduced its work force and, in essence, reduced its assets to cash and real estate. The Company is advised by NAC that it is considering investments in several industries, one of them being domestic cinema exhibition, and that the acquisition of the AFC Interest constituted a possible first step in what may be a substantially larger commitment to that industry. Accordingly, the Company has also granted to NAC two separate and independent options to acquire additional US cinema assets of the Company.

     Under the first option (the "AFC Option"), NAC has the right to acquire the remaining 33.3% membership interest in AFC owned by the Company in exchange for an additional 6 million shares of NAC common stock, to the extent that authorized but unissued shares of NAC common stock are available for such purpose. To the extent that NAC has less than 6 million shares available for such purpose, NAC has the right to substitute cash for such shares (at the rate of $1.50 per share) to the extent necessary to make up for any such shortfall. The AFC Option can be exercised through May 20, 2000. Following the exercise of the AFC Option, the remaining 16.7% membership interest in AFC would continue to be owned by Sutton Hill, and the cinema would continue to be managed as a part of the City Cinemas Chain.

     Under the second option (the "City Cinemas Option"), NAC has the right to acquire the remainder of Reading's domestic assets for cash (including the Company's rights to the City Cinemas Transaction, and, if NAC has not previously exercised the AFC Option, the Company's remaining interest in AFC). The City Cinemas Option can be exercised through June 5, 2000. The Company has received $500,000 in consideration of the grant of the City Cinemas Option. NAC has the right to extend the option for two thirty day periods, by payment of an additional $100,000 for each such thirty-day extension period.

     If NAC exercises the City Cinemas Option, it is required to give to Citadel a right to participate in the transaction on a 50/50 basis. The decision whether or not to proceed with either of the options described above rests with NAC and not with the Company or Citadel. Such transactions are also subject to Hart Scott Rodino review and clearance. Accordingly, no assurances can be given that any further transactions will be effected between the companies.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Reading Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Reading Entertainment, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reading Entertainment, Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Los Angeles, California

April 11, 2000

                        Report of Independent Auditors

The Board of Directors and Shareholders
Reading Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Reading Entertainment, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reading Entertainment, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
March 18, 1999