Form 10-K/A
period 1999-12-31
READING ENTERTAINMENT INC
filed 2000-05-01
CIK 1023993

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
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
               NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
               COMMON STOCK, $.001 PAR VALUE
                   Title of class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 23, 2000, 7,449,364 shares of Common Stock were outstanding and the aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $9,680,429.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE
          REGISTRANT

     The names of the directors, executive officers and significant employees of the Company, are as follows:

NAME                                                     AGE                        POSITION
-------------------------------------------------------  ---  -----------------------------------------------------
     James J. Cotter (1)                                  62  Chairman of the Board of Directors, Chairman of the
                                                                Executive Committee of the Board and a Director

     S. Craig Tompkins (1)                                49  Vice Chairman of the Board of Directors and a
                                                                Director

     Robert F. Smerling                                   65  President and a Director

     Scott A. Braly (1)(2)(4)                             46  Director

     Robert M. Loeffler (2)(3)(4)                         76  Director

     Kenneth S. McCormick (2)(3)(4)                       48  Director

     James A. Wunderle                                    48  Executive Vice President, Chief Financial Officer and
                                                                Treasurer

     Eugene Cheah                                         32  Financial Controller, Australia and New Zealand

     Ellen M. Cotter                                      34  Vice President, Business Affairs

     Charles S. Groshon                                   46  Vice President, Finance

     David Lawson                                         41  Director of Real Estate Development, Australia and
                                                                New Zealand

     Andrzej Matyczynski                                  47  Chief Administrative Officer

     Neil Pentecost                                       42  Chief Operating Officer, Australia and New Zealand
--------------------------

(1)  Member of the Executive Committee.

(2)  Member of the Audit and Finance Committee.

(3)  Member of the Compensation Committee.

(4)  Member of the Conflicts Committee.

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

     Mr. Tompkins has been Vice Chairman since January 1997. Mr. Tompkins has been a director of the Company since March 1994 and was President of the Company from March 1994 through December 1996. Mr. Tompkins is also President and a director of Craig and has served in such positions since March 1, 1994. Prior thereto, Mr. Tompkins was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins has been a director of Citadel since May 1994 and a director of G&L Realty Corp., a New York Stock Exchange listed REIT (Real Estate Investment Trust), since December 1994 and currently serves as Chairman of the Audit Committee and Chairman of the Strategic Planning Committee of that company. Mr. Tompkins has served as a director of Fidelity Federal Bank since April 2000. Since July 1994, Mr. Tompkins has been the Vice Chairman of Citadel, and currently serves as that company's Secretary. From August 1994 until November 18, 1999 Mr. Tompkins served as the Principal Accounting Officer for Citadel. Mr. Tompkins is also President and a director of CAI, a member of the Management Committee of each of the Agricultural Partnerships and of Farming, and serves, for administrative convenience, as an Assistant Secretary of Visalia and Big 4 Ranch, Inc. ("BRI"), a partner with CAI and Visalia in each of the Agricultural Partnerships.

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

     Mr. Braly has been a director of the Company since July 1999 and is Chairman of the Conflicts Committee. Mr. Braly has served as President and Chief Executive Officer of Hawthorne Savings FSB for more than the past five years.

     Mr. Loeffler has been a director of the Company since July 1999 and is Chairman of the Audit Committee. Mr. Loeffler has been a director of Craig since February 2000 and has been a director of Citadel since March of 2000. Mr. Loeffler has been a director of PaineWebber Group, Inc. since 1978. Mr. Loeffler is a retired attorney and was Of Counsel to the California law firm of Wyman Bautzer Kuchel & Silbert from 1987 to March 1991. He was Chairman of the Board, President and Chief Executive Officer of Northview Corporation from January to December 1987 and a partner in the law firm of Jones, Day, Reavis & Pogue until December 1986. Mr. Loeffler is also a director of Advanced Machine Vision Corp.

     Mr. McCormick has been a director of the Company since July 1999. Mr. McCormick was a Senior Executive Vice President of Metro-Goldwyn-Meyer, Inc., responsible for strategic development from 1998 to 1999. Prior to that Mr. McCormick was a managing director of J.P. Morgan & Co. for more than the prior five years.

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

     Mr. Groshon has been a Vice President of the Company since December 1988.

     Mr. Lawson has been the Director of Real Estate Development for Australia and New Zealand since December 1998 and since May 1999 has served as a director of the Company's principal Australian operating company, Reading Entertainment Australia Pty Limited. Prior to joining the Company, Mr. Lawson served as the Asset General Manager responsible for New South Wales for Westfield from 1996 to 1998, and as the General Manager (Retail Property Development) for Coles Myer Properties from 1994 to 1995.

     Mr. Matyczynski became the Chief Administrative Officer of the Company on November 15, 1999. On that date, Mr. Matyczynski also became the Chief Financial Officer of the Company's parent, Craig, and the Chief Financial Officer of its affiliate, Citadel. Prior to joining the Company, Mr. Matyczynski was the Finance Director of Beckman Coulter, Inc. Mr. Matyczynski was associated with Beckman Coulter and its predecessors for more than twenty years and also served as a director for certain Beckman Coulter subsidiaries.

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

     Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 1999, all reporting persons of the Company were in compliance with their applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     I.  Summary Compensation Table

     The following table shows, for the years ending December 31, 1999, 1998 and 1997, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to each of the most highly compensated executive officers of the Company whose compensation exceeded $100,000 in all capacities in which they served:



                                                                                                   LONG TERM
                                                      ANNUAL COMPENSATION (1)                       AWARDS
                                       --------------------------------------------------          ---------
                                                                         OTHER ANNUAL                         ALL OTHER
                                             SALARY         BONUS        COMPENSATION         OPTIONS       COMPENSATION(2)
NAME AND PRINCIPAL POSITION     YEAR          ($)            ($)             ($)                (#)               ($)
----------------------------   -----      ---------       -------       --------------       ---------      --------------
James J. Cotter (3)             1999                                       150,000
 Chairman of the Board of       1998                                       150,000
  Directors                     1997                       475,000         150,000            460,000

S. Craig Tompkins (4)           1999        180,000
 Vice Chairman of the           1998        180,000
  Board of Directors            1997        180,000                                            20,000

Robert F. Smerling (5)          1999        175,000                         20,415
 President and Director         1998        175,000                         20,415
                                1997        175,000                         20,415             35,000

Ellen M. Cotter                 1999        150,000                                                            4,800
 Vice President, Business       1998        80,770        25,000                                               2,423
  Affairs                       1997                                                           10,000

James A. Wunderle               1999       175,000                                                             4,800
 Executive Vice President,      1998       175,000                                                             4,500
  Chief Financial Officer       1997       170,000            5,000                            17,000
  and Treasurer

 (1) While the executive officers enjoy certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus, unless otherwise so noted.

 (2) Other compensation represents contributions under the Company's Employee Retirement Savings Plan.

 (3) Mr. Cotter receives a fee for his services as Chairman of the Board of Directors of $150,000 per annum. The figures presented do not include amounts paid by Citadel for director's fees of $45,000 annually for each of the years 1999, 1998, and 1997 nor a bonus of $200,000 in 1998 for services provided to Citadel.

 (4) Does not include amounts paid by Citadel for director's fees in each of the years 1999, 1998 and 1997 of $40,000, nor a bonus of $50,000 paid in 1998 for services provided to Citadel.

 (5) "Other Annual Compensation" includes premiums paid on a Company paid life insurance policy on the life of Mr. Smerling. Mr. Smerling is permitted to designate the beneficiary of such policy.

     Directors who are not employees of the Company received an annual retainer of $52,000. The Chairman of the Board receives an annual retainer of $150,000. No separate fees are paid for meetings of the Board or committee meetings.

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

   No options were granted to a director or named executive officer under either Plan in 1999.

     III.  Option Exercises and Year-End Table

     The following sets forth information with respect to the options held by the persons named in the Summary Compensation Table above as of December 31, 1999. No options were exercised by such persons during the fiscal year ended December 31, 1999 and none of the options held by such persons at December 31, 1999 had exercise prices which were below the market price of the Company's common stock as of that date. All of such options had an exercise price of $12.80 per share except for 265,232 vested, exercisable options held by Mr. Cotter which have an exercise price of $14.00 per share.

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

                         FISCAL YEAR-END OPTION VALUES

                                        NUMBER OF
                                   UNEXERCISED OPTIONS
                                       AT 12/31/99
                                 ----------------------
                                     # EXERCISABLE /
NAME                                 UNEXERCISABLE
------------------------         ----------------------
James J. Cotter /(1)/             320,232  /  405,000
S. Craig Tompkins                  10,000  /   10,000
Robert F. Smerling                 15,625  /   19,375
Ellen M. Cotter                     5,000  /    5,000
James A. Wunderle                   8,500  /    8,500

(1) Mr. Cotter's unexercisable options include all of the Convertible Preferred Options, Asset Put Options and the unvested portion of the Basic Options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has a Compensation Committee comprised of Directors Loeffler and McCormick. Mr. Loeffler also serves as director of CHC and Craig. Neither Mr. Loeffler nor Mr. McCormick is or has been an executive officer or employee of REI or any of its subsidiaries or had any relationships requiring disclosures under any paragraph of Item 404 of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK AND VOTING STOCK

     The following tables set forth certain information regarding the Common Stock and total voting stock (including the Series A Preferred Stock and the Series B Preferred Stock) of the Company owned on April 28, 2000 by (i) each person or group who is known by the Company to own beneficially more than 5% of any class of the Company's Voting Securities, (ii) each of the Company's directors and most highly compensated executive officers and (iii) all directors and officers of the Company as a group.

                              5% BENEFICIAL OWNERS


                                                               Voting Cumulative Convertible Preferred Stock
                                                               ---------------------------------------------
                                    Common Stock                   Series A                    Series B
                                    ------------                   --------                    --------

Name and Address of            Amount and                      Amount and              Amount and                   Percent of
 Beneficial Owner              Nature of                       Nature of               Nature of                      Voting
                               Beneficial     Percent          Beneficial   Percent    Beneficial   Percent          Stock (1)
                                Ownership     of Class         Ownership    of Class   Ownership    of Class
====================================================================================================================================
Craig Corporation (2) (3)      10,467,516(4)    82.09                0           0      550,000        100              77.96
550 South Hope Street
Los Angeles, CA 90071

Citadel Holding                 2,241,349(5)    23.13           70,000         100            0          0               5.03
 Corporation  (3)
550 South Hope Street
Los Angeles, CA 90071

Lawndale Capital                  394,875        5.30                0           0            0          0               2.94
 Management, LLC (6)
Sansome St., Suite 3900
San Francisco, CA  94104
------------------------------------------------------------------------------------------------------------------------------------

(1) Gives effect to the voting rights of 70,000 shares of Series A Preferred Stock, all of which are owned by a subsidiary of Citadel, and 550,000 shares of Series B Preferred Stock, all of which are owned by Craig. The holders of the Series A Stock and Series B Stock are entitled to cast 9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to stockholders of the Company, except as required by law.

(2) Includes amounts held by Craig Management, Inc., a wholly-owned subsidiary of Craig Corporation.

(3) James J. Cotter is Chairman of the Board of the Company, Craig and Citadel, and the Chief Executive Officer of Citadel. S. Craig Tompkins is Vice Chairman of the Board of the Company, a director and President of Craig, and the Vice Chairman and Secretary of Citadel. James J. Cotter is also a principal stockholder of Craig. Craig and Reading collectively own approximately 48% of the outstanding Class A Nonvoting Common Stock of CHC and approximately 48% of the outstanding Class B Voting Common Stock of CHC. Messrs. Cotter and Tompkins disclaim beneficial ownership of the Company's shares held by Craig and Citadel.

(4) Includes 5,302,000 shares of Common Stock which may be acquired through the conversion of the Series B Preferred Stock.

(5) Includes 608,696 shares of Common Stock which may be acquired through the conversion of the Series A Preferred Stock and 1,632,653 shares of Common Stock which may be acquired through the exercise of the Asset Put Option described below. In accordance with the provisions of the Asset Put Option, Citadel may require the Company to purchase up to $30 million of Citadel assets and pay for such purchase through the issuance of Common Stock, the first $20 million of which is to be determined by valuing the Common Stock at $12.25 per share and the balance, if any, through the issuance of Common Stock valued at fair market value at the time of the exercise of the Asset Put Option. The amount set forth above includes only shares of Common Stock which will be issued to Citadel if the Company were required to purchase $20 million of Citadel assets pursuant to the exercise of the Asset Put Option. Citadel has advised the Company it does not intend to exercise the Asset Put Option.

(6) According to filings on Schedule 13D with the SEC dated March 30, 2000, includes 336,175 shares which are owned of record by Diamond A Partners, L.P. ("DAP") and 58,700 shares which are owned of record by Diamond A Investors L.P. ("DAI)" over which Lawndale Capital Management, Inc. ("LAM") and Andrew E. Shapiro have shared voting and dispositive power. According to filings with the SEC, LAM is the investment advisor to DAP and DAI, which are investment limited partnerships and Mr. Shapiro is the sole manager of LAM.

                        SECURITY OWNERSHIP OF MANAGEMENT

                                                          Amount and
                                                           Nature of
                                                          Beneficial               Percentage of         Percentage of
Name of Beneficial Owner                                   Ownership   (1)          Common Stock    (1)   Voting Stock  (2)
----------------------------------------------------      ----------               -------------         -------------
James J. Cotter.....................................     353,732       (3)(4)(5)        4.54                  2.57
Scott A. Braly......................................           0                           0                     0
Robert M. Loeffler..................................           0                           0                     0
Kenneth S. McCormick................................           0                           0                     0
Robert F. Smerling..................................      15,625       (6)                 *                     *
S. Craig Tompkins...................................      16,400       (4)(7)              *                     *
Ellen Cotter........................................       7,500       (8)                 *                     *
Andrzej Matyczynski.................................           0       (9)                 0                     0
James A. Wunderle...................................      12,750       (10)                *                     *
All Directors and Officers As a Group (10 Persons)..     417,569       (11)             5.31                  3.02

     * - Percentages of less than one percent.

     All persons listed in this table have as their address: Reading Entertainment, Inc., One Penn Square West, 30 South 15/th/ Street, Suite 1300, Philadelphia, Pennsylvania 19102.

(1) Includes outstanding shares of Common Stock and shares issuable within 60 days of April 28, 2000, upon the exercise of outstanding stock options.

(2) Gives effect to the voting rights of 70,000 shares of Series A Stock, all of which are owned by Citadel, and 550,000 shares of Series B Stock, all of which are owned by Craig. The holders of the Series A Stock and Series B Stock are entitled to cast 9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to stockholders of the Company, except as required by law.

(3) Does not include amounts held by Craig Corporation, Craig Management, Inc., a wholly-owned subsidiary of Craig Corporation, or Citadel.

(4) James J. Cotter is Chairman of the Board of the Company, Craig and Citadel, and the Chief Executive Officer of Citadel. S. Craig Tompkins is Vice Chairman of the Board of the Company, a director and President of Craig, and the Vice Chairman and Secretary of Citadel. James J. Cotter is also a principal stockholder of Craig. Craig and Reading collectively own approximately 48% of the outstanding Class A Nonvoting Common Stock of CHC and approximately 48% of the outstanding Class B Voting Common Stock of CHC. Messrs. Cotter and Tompkins disclaim beneficial ownership of the Company's shares held by Craig and Citadel.

(5) Includes 6,000 shares held in a profit sharing plan, and 347,732 shares issuable within 60 days of April 28, 2000, upon the exercise of outstanding stock options. Mr. Cotter is also the beneficial owner of 2,385,142 shares of the Common Stock and 2,021,702 shares of the Class A Common Preference Stock of Craig, including 594,940 shares of Craig Common Stock issuable within 60 days of the April 28, 2000, upon exercise of outstanding stock options previously issued to Mr. Cotter, and 617,438 shares of Craig Common Stock and 720,838 shares of Craig Class A Common Preference Stock owned by Hecco Ventures, a California general partnership ("Hecco"). Mr. Cotter is the general partner of a limited partnership which is, in turn, a general partner of Hecco and, accordingly, has shared voting and investment power with respect to such securities.

(6) Includes 23,438 shares which may be acquired through the exercise of stock options exercisable within 60 days of April 28, 2000.

(7) Includes 15,000 shares issuable within 60 days of the Record Date upon the exercise of outstanding stock options. Excludes 200 shares held in Mr. Tompkins' wife's retirement plan and 500 shares held in a trust for Mr. Tompkins' minor child as to which Mr. Tompkins disclaims beneficial ownership. Mr. Tompkins is also the beneficial owner of 37,000 shares of the Common Preferred Stock of Craig, including 35,000 shares of Common Preferred Stock issuable within 60 days of April 28, 2000, upon the exercise of outstanding options and of 8,000 shares of Citadel Class A Common Stock issuable within 60 days of the April 28, 2000, upon the exercise of outstanding stock options.

(8) Includes 7,500 shares which may be acquired through the exercise of stock options exercisable within 60 days of April 28, 2000. Ms. Cotter is also the beneficial owner of 1,000 shares of the Common Stock and 1,000 shares of the Class A Common Preference Stock of Craig.

(9) Mr. Matyczynski is the beneficial owner of 15,000 shares of the Common Stock and 15,000 shares of Citadel Class A Common Stock issuable within 60 days of April 28, 2000 upon the exercise of outstanding options.

(10) Includes 12,750 shares which may be acquired through the exercise of stock options exercisable within 60 days of April 28, 2000.

(11) Includes 410,169 shares which may be acquired through the exercise of stock options exercisable within 60 days of April 28, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AND OWNERSHIP OVERLAPS:
---------------------------------

     There are significant cross ownerships between the Company, Craig, Citadel and BRI as follows:

     Craig, a publicly traded company listed on the New York Stock Exchange, owns Common Stock and the Series B Preferred Stock comprising approximately 78% of the voting interest in REI and, assuming conversion of the Series B Preferred Stock, approximately 81% of the equity interest REI.

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

CITY CINEMA AND OBI TRANSACTIONS
--------------------------------

     The Angelika Film Center ("NY Angelika") is owned jointly by the Company, National Auto Credit, Inc. ("NAC") and Sutton Hill, a partnership affiliated with City Cinemas, a Manhattan based cinema operator owned in equal parts by James J. Cotter and Michael Forman. City Cinemas manages the NY Angelika and two other cinemas operated by the Company pursuant to management agreements. Robert F. Smerling, President of the Company, and Neil Sefferman, Vice President
- Film of the Company, also serve in the same positions with City Cinemas.

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

     Consistent with its determination to reduce its operations in the United States, the Company is currently in negotiations with Citadel and Sutton Hill regarding the assumption of the Company's rights and obligations under the Agreement in Principle. Based upon discussions with Citadel and with representatives of Sutton Hill, the Company believes that Citadel will likely assume such rights and obligations. The Company has advised Citadel that if it completes the City Cinemas Circuit and the "Off Broadway" theaters it will give to Citadel a right of first negotiation to acquire the remainder of the Company's domestic cinema assets. The rights of Citadel and subject to an option granted by the Company on April 5, 2000, to NAC to acquire the Company's interest in the Agreement in Principal and in the remainder of the Company's domestic cinema assets.

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



                                    READING ENTERTAINMENT, INC.


                                    BY:  /s/ S. Craig Tompkins
                                         ------------------------------------
                                         S. Craig Tompkins
                                         Vice Chairman of the Board of Directors


April 28, 2000