Form 10-Q
period 2000-03-31
READING ENTERTAINMENT INC
filed 2000-05-15
CIK 1023993

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ________________


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For quarterly period ended March 31, 2000

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

Yes [X]  No [_]

There were 7,449,364 shares of Common Stock outstanding as of May 15, 2000.

                                     INDEX


                 READING ENTERTAINMENT, INC. AND SUBSIDIARIES


PART I. - FINANCIAL INFORMATION                                           PAGE
-------------------------------                                           ----

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -- March 31, 2000
         (Unaudited) and December 31, 1999..............................    3-4

        Condensed Consolidated Statements of Operations -- Three Months
         Ended March 31, 2000 and 1999 (Unaudited)......................      5

        Condensed Consolidated Statements of Cash Flows -- Three Months
         Ended March 31, 2000 and 1999 (Unaudited)......................      6

        Notes to Condensed Consolidated Financial Statements
         (Unaudited)....................................................   7-15

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations..............................................  16-21


PART II. - OTHER INFORMATION
----------------------------

Item 6. Exhibits and Reports on Form 8-K................................  22-23

Signatures..............................................................     24

                        PART I - Financial Information



 Item 1. Financial Statements

 Reading Entertainment, Inc. and Subsidiaries
 Condensed Consolidated Balance Sheets
 (in thousands, except share and per share amounts)

-------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
                                                                   March 31,              December 31,
                                                                     2000                    1999
-------------------------------------------------------------------------------------------------------
Current Assets

Cash and cash equivalents                                              $  5,610                $ 13,277
Amounts receivable                                                          345                     409
Due from affiliate                                                        1,000                       -
Restricted cash                                                           1,643                     948
Inventories                                                                 247                     316
Prepayments and other current assets                                      1,227                     931
-------------------------------------------------------------------------------------------------------
     Total current assets                                                10,072                  15,881
-------------------------------------------------------------------------------------------------------

Due from affiliate                                                            -                   1,000
Investments in unconsolidated affiliates                                 12,824                  13,098
Property held for sale                                                    5,384                   5,740
Property held for development                                            29,825                  31,624
Property and equipment - net                                             59,718                  57,854
Notes receivable from joint venture partners                              1,002                   1,549
Other assets                                                              3,197                   1,775
Intangible assets:
   Cost in excess of assets acquired - net of accumulated
       amortization of $2,221 in 2000 and $2,062 in 1999                  9,816                   9,975
-------------------------------------------------------------------------------------------------------
                                                                        121,766                 122,615
-------------------------------------------------------------------------------------------------------
                                                                       $131,838                $138,496
=======================================================================================================

           See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
                                                                                             March 31,              December 31,
                                                                                               2000                    1999
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                                   $  2,221                $  3,131
Accrued taxes                                                                                           731                     631
Accrued expenses                                                                                      3,471                   4,355
Film rent payable                                                                                     1,486                   1,718
Note payable                                                                                         11,904                   8,617
Other liabilities                                                                                       527                     497
Accrued restructuring costs                                                                             679                     847

-----------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                       21,019                  19,796
-----------------------------------------------------------------------------------------------------------------------------------

Note payable                                                                                            731                   1,035
Other liabilities                                                                                     6,185                   5,918

-----------------------------------------------------------------------------------------------------------------------------------
     Total long term liabilities                                                                      6,916                   6,953
-----------------------------------------------------------------------------------------------------------------------------------

Minority interests                                                                                    2,057                   2,064

Reading Entertainment Convertible Redeemable Series A Preferred Stock, par value $.001                7,000                   7,000
  per share,  stated value $7,000; Authorized, issued and outstanding - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock, par value $.001 per share,
  stated value $55,000; Authorized, issued and outstanding - 550,000 shares                               1                       1
Reading Entertainment preferred stock, par value $.001 per share:
  Authorized -9,380,000 shares:  None issued                                                              -                       -
Reading Entertainment common stock, par value $.001 per share:
  Authorized -25,000,000 shares: Issued and outstanding -7,449,364 shares                                 7                       7
Other capital                                                                                       138,637                 138,637
Accumulated (deficit) retained earnings                                                             (34,229)                (31,910)
Accumulated other comprehensive income                                                               (9,570)                 (4,052)

-----------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                      94,846                 102,683
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $131,838                $138,496
===================================================================================================================================

           See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except shares and per share amounts)

                                                                       Three Months Ended
                                                                           March 31,
----------------------------------------------------------------------------------------------
                                                                   2000                1999
----------------------------------------------------------------------------------------------
REVENUES:
Theater:
   Admissions                                                    $  7,897             $  5,529
   Concessions                                                      2,496                1,627
   Advertising and other                                              639                  313
Real estate                                                           189                   49
Interest and dividends                                                166                  738
----------------------------------------------------------------------------------------------
                                                                   11,387                8,256
----------------------------------------------------------------------------------------------
EXPENSES:
Theater costs                                                       9,216                5,803
Theater concession costs                                              538                  367
Depreciation and amortization                                         759                  986
General and administrative                                          2,565                2,362
----------------------------------------------------------------------------------------------
                                                                   13,078                9,518
----------------------------------------------------------------------------------------------
(Loss) income from operations                                      (1,691)              (1,262)
Equity in (loss) earnings of affiliates                               (99)                  90
Other income, net                                                      35                   19
Interest expense                                                      166                   17
----------------------------------------------------------------------------------------------
Loss before minority interests and
   income taxes                                                    (1,921)              (1,170)
Minority interests                                                     67                   65
----------------------------------------------------------------------------------------------
Loss before income taxes                                           (1,988)              (1,235)
Income taxes                                                          218                  222
----------------------------------------------------------------------------------------------
Net loss                                                           (2,206)              (1,457)
Less: Preferred stock dividends and amortization
   of asset put option                                              1,086                1,083
----------------------------------------------------------------------------------------------
Net loss applicable to common
   shareholders                                                   ($3,292)             ($2,540)
==============================================================================================

Basic and diluted loss per share                                   ($0.44)              ($0.34)
==============================================================================================


           See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                              Three Months Ended
                                                                                                  March 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                           2000              1999
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net loss                                                                                  ($2,206)          ($1,457)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization                                                           759               986
      Deferred rent expense                                                                   112                81
      Write off of capitalized acquisition and development costs                                5               142
      Equity in loss (earnings) of affiliates                                                  99               (90)
      Minority interests                                                                       67                65
      Changes in operating assets and liabilities:
              Increase in current assets                                                     (498)             (444)
              Decrease in accounts payable and accrued expenses                            (1,567)           (1,763)
              Decrease in film rent payable                                                  (201)              (38)
              Increase in other liabilities                                                    32               550
-------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                                    (3,398)           (1,968)
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Purchase of property held for development                                                     (11)             (117)
Purchase of property and equipment, net                                                    (5,616)           (4,605)
Acquisition of the Royal George Theater                                                         -               (37)
Increase in restricted cash                                                                (2,016)                -
Decrease in purchase committments                                                               -                56
Distributions from (investments in) joint ventures                                            224               (94)
Decrease (increase) in Note receivable from  joint venture                                    488               (55)
-------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                    (6,931)           (4,852)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Payment of preferred stock dividends                                                         (114)             (114)
Minority interest distributions                                                               (43)             (107)
Payments of notes payable                                                                    (274)              (61)
Net proceeds from notes payable                                                             3,569                 -
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                       3,138              (282)
-------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                                 (477)               35
-------------------------------------------------------------------------------------------------------------------
  Decrease in cash and cash equivalents                                                    (7,667)           (7,067)

  Cash and cash equivalents at beginning of year                                           13,277            58,593
-------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                              $ 5,610           $51,526
===================================================================================================================


           See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries


Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)



NOTE 1 -- BASIS OF PRESENTATION

     Reading Entertainment, Inc. ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company") is in the business of developing and operating multiplex cinemas and developing and eventually operating entertainment centers in Australia and New Zealand. The Company also operates cinemas in Puerto Rico and the United States. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly-owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty., Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit") and through Reading New Zealand Limited's ("Reading New Zealand") participation in a cinema joint venture operating under the Berkley Cinemas name in New Zealand. The Company's entertainment center development activities in Australia are also conducted through Reading Australia under the Reading Station name and in New Zealand under the Reading New Zealand Limited name. The Company operates in two business segments, cinema operations and real estate development. (See Note 10).

     The Company is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania and holds certain property for sale located in Pennsylvania and Australia and owns certain leased equipment which it leases to third parties.

     The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim information and the rules of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.


NOTE 2 -- INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company owns 31.7% of the capital stock (comprised of 1,690,938 shares of Class A Common Stock and 422,734 shares of Class B Common Stock) of Citadel Holding Corporation (together with its wholly-owned subsidiaries "Citadel").
The Company accounts for its investment in Citadel by the equity method. Citadel's net earnings for the three months ended March 31, 2000 were $231,000 and the Company's share of such earnings was $25,000, which amount is included in the Consolidated Statement of Operations for the three months ended March 31, 2000 as Equity in earnings of affiliates. Citadel's assets and liabilities totaled $47,371,000 and $13,744,000, respectively, at March 31, 2000. The carrying value of the Company's investment at March 31, 2000, $10,983,000, approximates the Company's underlying equity in the net assets of Citadel plus a $1,998,000 loan receivable from Craig Corporation ("Craig"), an affiliate of Citadel and the Company, which loan is deducted from Citadel's shareholders equity for financial reporting purposes. The closing prices of Citadel's Class A Common Stock and Class B Common Stock on the American Stock Exchange at March 31, 2000 were $2.875 and $3.0625 per share, respectively.

Reading Entertainment, Inc. and Subsidiaries


Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)



     The Company owns 2,226,173 shares of common stock of Big 4 Ranch, Inc. ("BRI") representing an ownership interest of approximately 33.4%. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. A company controlled and owned by the Chairman of the Board of the Company and certain members of his family owns a 20% interest in the partnerships and Citadel owns the remaining 40% interest in the partnerships. The Company accounts for its investment in the BRI common stock by the equity method. BRI's net loss for the three months ended March 31, 2000 totaled $172,000; the Company did not record its share of such loss as the carrying value of its investment in BRI had previously been reduced to $0. The Company has no obligation to fund BRI's operating losses. BRI's deficit equity approximated $1,863,000 at March 31, 2000.

     Reading New Zealand owns a 50% interest in a joint venture which owns two cinemas and leases a third cinema (the "NZ JV"). Reading New Zealand's shares of the NZ JV's earnings in the three months ended March 31, 2000 was $32,000, which amount is included in Equity in earnings of affiliate in the consolidated Statement of Operations.

     The carrying value of each of the Company's equity investments is as follows:


                                     (Unaudited)
                                   March 31, 2000    December 31, 1999
                                   --------------    -----------------
                    Citadel            $10,983            $10,958
                    BRI                      0                  0
                    NZ JV/1/             1,841              2,141
                                   --------------    -----------------
                                       $12,824            $13,099
                                   --------------    -----------------


     The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and Australian dollar ($.6062, $.6543, were the respective exchange rates of U.S. dollars per Australian dollar at March 31, 2000 and December 31, 1999) and the U.S. dollar and New Zealand dollar ($.4960 and $.5215, were the respective exchange rates of U.S. dollars per New Zealand dollar at March 31, 2000 and December 31, 1999).

______________________

     /1/ Does not include a loan to the joint venture partner of approximately $1,002,000 and $1,222,000 at March 31, 2000 and December 31, 1999, respectively.

Reading Entertainment, Inc. and Subsidiaries


Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)




NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                           (Unaudited)
                                                           March 31,    December 31,
                                                             2000           1999
                                                         ---------------------------
Land/1/                                                      $  2,865       $  3,015
Buildings                                                      12,611         13,258
Leasehold improvements                                         29,144         29,674
Equipment                                                      23,771         24,225
Construction-in-progress and property development costs        15,205         11,137
                                                         -------------  ------------
                                                               83,596         81,309
Less:  Accumulated depreciation                                (6,718)        (6,294)
Provision for Asset Impairment                                (17,160)       (17,160)
                                                         -------------  ------------
                                                             $ 59,718       $ 57,854
                                                         =============  ============


     The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and Australian dollar ($.6062 and $.6543, were the respective exchange rates of U.S. dollars per Australian dollar at March 31, 2000 and December 31, 1999) and the U.S. dollar and New Zealand dollar ($.4960 and $.5215, were the respective exchange rates of U.S. dollars per New Zealand dollar at March 31, 2000 and December 31, 1999).


NOTE 4 -- INCOME TAXES

      The Company recorded $8,000 and $15,000 in state and local income tax expense for the three months ended March 31, 2000 and 1999, respectively, related to earnings from the Domestic Cinemas. The Company recorded tax provisions of $210,000 and $207,000 for the three months ended March 31, 2000 and 1999, respectively, related to foreign withholding taxes which will be paid if certain intercompany loans are repaid.

__________________

     /1/ Includes land associated with owned cinema properties. Does not include land held for development, which is included in "Property held for development" in the Condensed Consolidated Balance Sheet.

Reading Entertainment, Inc. and Subsidiaries


Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)



NOTE 5 -- PROPERTY FOR SALE

     Reading Australia owns a 50% interest in the Whitehorse Property Group Unit Trust ("WPG"). WPG owns a shopping center located near Melbourne, Australia.
In early 2000 Reading Australia and the joint venture partner agreed to attempt to sell the property and commenced marketing the property. No assurances can be made that such efforts will be successful.

     WPG's net loss for the quarter ended March 31, 2000 totaled $156,000 and the Company recognized 100% of such loss in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2000 as Equity in earnings of affiliate. WPG's assets and liabilities totaled $10,174,000 and $7,632,000, respectively, at March 31, 2000. The carrying amount of the Company's interest is $2,483,000 (inclusive of a loan to the Company's joint venture partner) and is classified as Property held for sale in the Condensed Consolidated Financial Statements. Reading Australia has guaranteed 50% of WPG's bank debt and 100% of certain ground lease payments, which amounts totaled approximately $3,962,000 at March 31, 2000. The bank loan has been renewed by the lender on a month-to-month basis during 2000.

     In order to maximize capital available for Reading Australia's and Reading New Zealand's development activities, the Company determined that it would sell the Royal George Theatre (the "RGT"). Accordingly, $2,902,000, the Company's net carrying value of the RGT, which the Company believes is less than the estimated net realizable value (based upon an appraisal of the property), has been classified as Property held for sale in the Condensed Consolidated Balance Sheet at December 31, 1999 and March 31, 2000. The Company recognized revenues of $236,000 and Income before taxes and interest of $53,000 from the RGT in the three months ended March 31, 2000.


NOTE 6 -- COMMON STOCK TRANSFER RESTRICTIONS

     REI common stock (par value $.001) ("Common Stock") is traded on the Nasdaq National Market under the symbol RDGE. The Company's Articles of Incorporation include restrictions on the transfer of Common Stock which are intended to reduce the risk that an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, will occur, which change could reduce the amount of federal tax net loss carry forwards available to offset taxable income. The restrictions provide that any attempted sale, transfer, assignment or other disposition of any shares of Common Stock to any person or group who, after consideration of the proposed transfer, would own (within the meaning of the Code and such regulations) shares of Common Stock or any other securities of REI which are considered "stock" for purposes of Section 382, having a fair market value equal to or greater than 4.75% of the value of all outstanding shares of REI "stock" shall be void ab initio, unless the Board of Directors of the Company shall have given its prior written approval. The transfer restrictions will continue until January 1, 2003 (unless earlier terminated by the Company's Board of Directors).


NOTE 7 -- LOSS PER SHARE

     Net loss available to common shareholders includes provision for dividends declared on the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"), and for dividends that have accumulated but have not been declared on the Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (collectively, the "Convertible Preferred Stock") and for amortization of the value of an estimate of an asset put option.

Reading Entertainment, Inc. and Subsidiaries


Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

     The weighted average number of shares used in the computation of basic loss per share was 7,449,364 in both 2000 and 1999. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and an asset put option. The Company has been advised that the asset put option will not be exercised. During the first quarter of 2000 and 1999 the Company recorded a net loss available to shareholders of $3,292,000 and $2,540,000, respectively, therefore, the stock options, the Convertible Preferred Stock and the Asset Put Option, were anti-dilutive.


NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     At March 31, 2000 the Company had deficit working capital of approximately $10,900,000 (including bank debt due within one year of $8,046,000). Also, the Company had commitments to build cinemas and entertainment centers aggregating approximately $43,500,000, approximately $20,500,000 of which is anticipated to be funded in 2000. In addition, the Company's affiliate, Citadel, holds all of the outstanding shares of the Company's Series A Voting Convertible Preferred Stock and has the option to require the Company to repurchase such shares at its stated value of $7,000,000 at any time during a ninety day period commencing October 16, 2001.

     Reading Australia has obtained a bank loan which provides for initial borrowings of up to $13,940,000 and, if additional bank participants are secured, aggregate borrowings of up to $44,625,000 and an extension of the loan maturity from December 31, 2000 to December 31, 2003. The existing line of credit should provide Reading Australia with adequate funding to complete an entertainment center presently under development in Sydney, and if additional lenders are secured, with adequate funding for a second entertainment center located in the Melbourne area in 2001. At March 31, 2000, $2,246,000 had been borrowed under Reading Australia's line of credit.

     At the present time, the Company has substantial assets invested in land, in entertainment center projects which are currently under construction or which have not been fully leased, and in cinemas which have been opened for less than six months and which, as a result, have higher operating costs than matured cinema operations. Accordingly, the Company is currently recording losses.

     In order to improve its liquidity, the Company is in the process of selling a number of assets, including a) certain property located in the Philadelphia metropolitan area, b) the Royal George Theatre in Chicago, c) WPG and d) all or substantially all of its domestic cinema assets. (See Note 11). In the event that such sources prove insufficient for such purposes, the Company will consider a) postponing or delaying development projects or b) bring in joint venture partners and/or selling additional assets.

     In April 2000, a bank lender to CineVista demanded immediate repayment of the then outstanding line of credit loan balance, $4,350,000, after CineVista failed to comply with certain financial covenants contained in their loan agreement as a result of the impairment loss recorded by CineVista in the fourth quarter of 1999. CineVista has repaid $550,000 of the outstanding bank debt and is in discussions with the lender concerning repayment of the remaining outstanding balance $3,800,000. However, the lender has not rescinded the acceleration demand. The Company does not presently have adequate liquid resources to repay such amounts, although management believes that asset sales, including a $1,500,000 sale of certain Philadelphia properties, a sale of the Royal George Theatre (See Note 5), and the possible sale of the Company's Domestic Cinemas may provide the Company with sufficient funds to repay CineVista's bank debt.

     The Company also has $3,858,000 in seller provided financing which is due in 2000. Of this amount $1,180,000 is due to the former owner of the RGT on May 15, 2000. The Company is presently in discussions with the former owner of the RGT to defer repayment until the RGT is sold and does not presently have adequate liquid resources to repay such amounts. The balance of the seller debt $2,678,000, relates to a mortgage on property owned by Reading New Zealand, which was also due in May 2000. In May 2000, the property owner agreed to extend the

Reading Entertainment, Inc. and Subsidiaries


Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

mortgage until May 2001. The Company has received proposals from several banks relating to refinancing the $1,389,000 of Reading New Zealand bank debt which is due is December 2000.

     Under the terms of the joint venture agreement with WPG (see Note 5), the Company has guaranteed approximately $3,962,000 of WPG's debt and other obligations. The bank debt matured in 1999 and has been extended on a month-to-month basis subsequent to that time. WPG is currently endeavoring to sell the property secured by this debt.

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


NOTE 9 -- COMPREHENSIVE INCOME

     The following sets forth the Company's Comprehensive income or loss (Net income (loss) plus or minus foreign currency translation adjustments) for the periods shown:

                                                      Three Months
                                                     Ended March 31,
                                                      2000      1999
                                                    --------  --------
               Net loss                             ($2,206)  ($1,457)
               Other comprehensive (loss) income     (5,518)    1,083
                                                    --------  --------
               Comprehensive loss income            ($7,724)    ($374)
                                                    ========  ========

NOTE 10  -- SEGMENT INFORMATION

     The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, for the three months ended March 31:

                    Real Estate      Cinema      Corporate and
                    Development    Operations    Eliminations    Consolidated
                  -----------------------------------------------------------
2000
----
Revenues                  $ 139       $11,032         $   216        $11,387
Operating (Loss)           (637)            1          (1,055)        (1,691)

1999
----
Revenues                  $   0       $ 7,469         $   787        $ 8,256
Operating (Loss)           (748)         (197)           (317)        (1,262)

Reading Entertainment, Inc. and Subsidiaries


Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)


NOTE 11  -- SUBSEQUENT EVENTS

Sale of Angelika Interest
-------------------------

     On April 5, 2000, the Company sold a 50% interest in the Angelika Film Centers LLC (the "AFC") to National Auto Credit, Inc. ("NAC"). AFC is the owner of the NY Angelika. The 50% membership interest (the "Angelika Interest") was conveyed in exchange for 8,999,900 shares of the common stock of NAC, representing approximately 26% of the outstanding common stock of that company (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class. The Series A Preferred Stock has a liquidation preference of $1.50 per share, is convertible into the common stock of NAC on a share for shares basis, is entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoys certain special voting rights. As a consequence of that transfer, (a) AFC is now owned 50% by NAC, 33.3% by the Company and 16.7% by Sutton Hill (a company owned equally by the Chairman of the Company's Board of Directors and a major shareholder of Craig Corporation, which corporation owns 78% of the Company's capital stock) and (b) the Company and its affiliates own approximately 29% of the outstanding common stock of NAC. NAC Common Stock closed on May 11, 2000 at $.85 per share.

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

     Under the first option (the "AFC Option"), NAC has the right to acquire the remaining 33.3% membership interest in AFC owned by the Company in exchange for an additional six million shares of NAC common stock, to the extent that authorized but unissued shares of NAC common stock are available for such purpose. To the extent that NAC has less than six million shares available for such purpose, NAC has the right to substitute cash for such shares (at the rate of $1.50 per share) to the extent necessary to make up for any such shortfall. The AFC Option can be exercised through May 20, 2000. Following the exercise of the AFC Option, the remaining 16.7% membership interest in AFC would continue to be owned by Sutton Hill, and the cinema would continue to be managed as a part of the City Cinemas Chain.

     Under the second option (the "Domestic Cinemas Option"), NAC has the right to acquire the remainder of Reading's domestic assets for cash (including the Company's rights to the City Cinemas Transaction, and, if NAC has not previously exercised the AFC Option, the Company's remaining interest in AFC). The Domestic Cinemas Option can be exercised through June 5, 2000. The Company has received $500,000 in consideration of the grant of the City Cinemas Option. NAC has the right to extend the option for two thirty-day periods, by payment of an additional $100,000 for each such thirty-day extension period.

     If NAC exercises the Domestic Cinemas Option, it is required to give to Citadel a right to participate in the transaction on a 50/50 basis. The decision whether or not to proceed with either of the options described above rests with NAC and not with the Company or Citadel. Such transactions are also subject to Hart Scott Rodino review and clearance. Accordingly, no assurances can be given that any further transactions will be effected between the companies.

Reading Entertainment, Inc. and Subsidiaries


Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

     On April 7, 2000, Sam J. Frankino, who prior to the issuance of shares to the Company on April 5, 2000, had been the majority stockholder of NAC, filed a written consent with NAC in which he purported, in effect, to undo all of the actions taken by the Board of Directors subsequent to March 1, 2000, to declassify the Board of Directors of NAC and to remove all of those directors who had voted in favor of the issuance of shares of NAC to the Company. On April 12, 2000, Mr. Frankino filed an action in the Delaware Court of Chancery under
Section 225 of the Delaware Corporations Laws, seeking, among other things, a determination by the Court that he had effectively undone the action taken by the prior board and removed all of such directors. The Company is advised that the management and the directors who are the subject of Mr. Frankino's removal effort intend to vigorously oppose Mr. Frankino's lawsuit, and that the Court has set a trial date for the end of June. The Company is further advised that NAC has filed a lawsuit against Mr. Frankino seeking, among other things, damages in the amount of $100 million for harm allegedly caused to NAC as a result of Mr. Frankino's control and dominance of that company. While the Company believes that its transaction with NAC was bona fide and should be upheld by the Court, no assurances can be given as to the results of either Mr. Frankino's lawsuit against NAC or NAC's lawsuit against Mr. Frankino.

City Cinemas Transaction
------------------------

     On May 12, 2000, the Company reached agreement in principle with respect to an assignment, assumption and modification agreement (the "AAM Agreement") with Citadel and Messrs. James J. Cotter and Michael Forman (Messrs. Cotter and Forman executing and delivering the AAM Agreement on behalf of themselves and certain of their affiliates; Messrs. Cotter and Forman and such affiliates being referred to herein collectively as "Sutton Hill") pursuant to which Citadel will assume the rights and obligations of the Company under the agreement in principle pursuant to which the Company could acquire the City Cinemas circuit and Off Broadway Investments, Inc. (the "Agreement in Principle") as modified by the AAM Agreement.

     Under the terms of the AAM Agreement, the rights and obligations being assumed by Citadel will be modified in certain respects from those which previously existed between the Company and Sutton Hill under the Agreement in Principle. In essence, the Company and Sutton Hill will be entering into an agreement in principle (the "Amended Agreement in Principle") pursuant to which:

     a) Citadel will acquire from Sutton Hill the 1/6th membership interest held by Sutton Hill in Angelika Film Center LLC ("AFC") in consideration of the issuance by Citadel of a two year promissory note in the amount of $4.5 million, bearing interest at the rate of 8.25%
          per year, payable quarterly.   AFC is the owner of the Angelika Film
          Center located in the Soho district of New York.

     b) Citadel will lease from Sutton Hill, with option to purchase, the Cinemas I, II and III, the Murray Hill Cinema, the Sutton Cinema and the Village East Cinema. Rent is calculated to produce an initial return of 8.25% per annum to Sutton Hill, with provision after the second year for certain mandatory increases in rent, subject to an
          annual cap of 4.3%.   An option fee in the amount of $5 million to be
          paid at the closing, which may be applied in full against the option exercise price of $44 million.

     c) Citadel will acquire from Sutton Hill certain rights to manage the remainder of the Cinemas currently constituting the City Cinemas Circuit, including the management agreement applicable to the Angelika Film Center located in the Soho District of Manhattan. No separate consideration is being paid with respect to these management rights.

     d) In the merger with OBI, Sutton Hill will receive shares of the Citadel's Class A Common Stock and Class B Common Stock valued, in the
          aggregate, at $10 million.   The Class A Common Stock and Class B
          Common Stock will be issued in a ratio of eight shares of Class A Common Stock for every

Reading Entertainment, Inc. and Subsidiaries


Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2000
(amounts in tables in thousands)

          two shares of Class B Common Stock. The shares will be valued by reference to the average trading price of such securities over the ten trading days immediately preceding the closing of the transaction.

     e)   Citadel will provide to Sutton Hill a credit facility in the amount of
          $28 million.   This credit facility may not be drawn upon by Sutton
          Hill earlier than the seventh anniversary of the closing of the transactions described in subparagraphs a) through c) immediately above (the "Closing"). However, that Citadel will have the right to fund the credit facility earlier, should it so elect. If Citadel elects to fund the credit facility on or before the second anniversary of the Closing, then Messrs. Cotter and Forman are obligated to personally guarantee that portion of any borrowings made by Citadel to fund the funding of the credit facility, up to the amount actually disbursed by Citadel from such borrowings to Sutton Hill. The credit facility accrue interest, payable monthly, at the rate of 8.25% for the first two years following the Closing, with provision after the second year for certain mandatory increases in interest rate, subject to an annual cap of 6% of such interest rate as adjusted from time to time. Interest is payable monthly in arrears, and all principal and accrued interest is due on the tenth anniversary of the Closing.

     In addition, the Company will grant to Citadel a right of first negotiation to acquire the remainder of the Company's domestic cinema assets, and Sutton Hill will release the Company from liability under the Agreement in Principle.

     Citadel has reimbursed to the Company, in consideration of the assignment, the $1 million deposit previously paid by the Company to Sutton Hill under the Agreement in Principle. As a consequence of the AAM Agreement, Citadel will also receive an assignment of the Company's rights with respect to that deposit.

     The rights of Citadel with respect to the City Cinemas Assets and with respect to its right of first negotiation to acquire the remainder of the Company's domestic cinema assets are subject to the prior rights of NAC under the AFC Option and the Domestic Cinemas Option. Under the terms of the Domestic Cinemas Option, NAC is obligated to provide to Citadel the right to participate
in such transaction on a 50/50 basis with NAC.   To date, NAC has not advised
the Company as to whether it intends to exercise the AFC Option and/or the Domestic Cinemas Option. NAC has no rights with respect to the OBI Assets.

     The closing of the Amended Agreement in Principle is subject to the receipt of a fairness opinion from Citadel's financial advisor, the completion of definitive documentation, and the satisfaction of other usual and customary closing conditions. The merger with OBI is subject to approval of the stockholders of Citadel. However, if that approval is not obtained by September 30, 2000, the Amended Agreement in Principle provides that Citadel will acquire the stock of OBI for $10 million in cash. The definitive documentation constituting the AAM Agreement is currently being finalized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company is principally in the business of developing and operating multiplex cinemas in Australia, New Zealand, the United States and Puerto Rico, and in developing and eventually operating cinema based entertainment centers in Australia and New Zealand.

Results of Operations

          Due to the nature of the Company's development and acquisition activities and the timing associated with the results of such activities and the results of operations of ten new cinemas (eighty-six screens) opened since January 1, 1999 (including four cinemas with forty-four screens which opened in the fourth quarter of 1999 and an eight screen cinema which opened in March
2000), historical revenues and earnings have varied significantly. The Company's entertainment center developments have not commenced operation, although the cinema portion of one entertainment center commenced operation in December 1999. Reading Australia anticipates completion of two entertainment centers, one of which includes a ten screen cinema in 2000. Management believes that historical financial results may not be indicative of future operating results.

          Theater Revenues are comprised of Admissions, Concessions and Advertising and other revenues. "Theater costs," "Theater concession costs" collectively "Theater Operating Expense" reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's cinema operations. General and Administrative expenses are presented without consideration of intercompany management fees.

          Theater Revenues, Theater Operating Expense, and General and Administrative expense for each of the three month periods ended March 31, were as follows:

                                                    Domestic
2000                                  Cine Vista   Cinemas/1/     Australia      Corporate           Total
----                                 --------------------------------------------------------------------------
Theater Revenue                       $3,203,000    $3,474,000    $4,355,000    $         0      $ 11,032,000
Theater Operating Expense              3,137,000     2,961,000     3,656,000              0         9,754,000
Depreciation and Amortization/2/          33,000       347,000       337,000         42,000           759,000
General & Administrative                 209,000        82,000       901,000      1,373,000/3/      2,565,000
                                     --------------------------------------------------------------------------
                                      $ (176,000)   $   84,000    $ (539,000)   $(1,415,000)     $ (2,046,000)
                                     ==========================================================================

                                                     Domestic
1999                                  Cine Vista     Cinemas      Australia     Corporate          Total
----                                -------------------------------------------------------------------------
Theater Revenue                       $2,721,000    $2,954,000    $1,794,000   $         0      $ 7,469,000
Theater Operating Expense              2,518,000     2,233,000     1,419,000             0        6,170,000
Depreciation and Amortization            520,000       271,000       182,000        13,000          986,000
General & Administrative                 185,000       133,000       824,000     1,220,000/3/     2,362,000
                                    -------------------------------------------------------------------------
                                      $ (502,000)   $  317,000    $ (631,000)  $(1,233,000)     $(2,049,000)
                                    =========================================================================

________________________

/1/ Domestic theater operations in 2000 include $235,000 in Theater Revenue's and $205,000 of Theater Operating Expense from the Royal George Theatre.

/2/ In early 2000, the Company determined that it would exit the Puerto Rico cinema market and wrote down the value of CineVista to its estimated net realizable value. Accordingly, the fixed assets of CineVista are no longer being depreciated for financial reporting purposes.

/3/ Corporate operations include the non-joint venture operations of Reading New Zealand and corporate expenses. For the three month period ending March 31, 2000 and 1999, New Zealand expenses totaled $109,000 and $82,000, respectively.

CineVista
---------

          CineVista's Theater Revenues increased approximately 17.7% or $482,000 to $3,203,000 in the three months ended March 31, 2000 from $2,721,000 in the corresponding prior year period. The increase was due to the contribution of a twelve screen cinema which opened in December 1999. The new cinema contributed $645,000 in Theater Revenues, offset by a reduction of approximately $163,000 in Cinema Revenues from those cinemas which were in operation in both the 1999 and 2000 three month periods. At March 31, 2000 and 1999, CineVista operated 56 screens at eight locations and 44 screens at seven locations, respectively.

          CineVista's Theater Operating Expenses increased approximately 24.6% or $619,000 to $3,137,000 for the three months ended March 31, 2000 from $2,518,000 in the corresponding prior year period. The increase is attributable to a 1.36% increase in film and concession costs as a percentage of Theater Revenues and an increase in occupancy costs associated with the additional location and to expense items which vary directly with the increased Theater Revenue.

          CineVista's General and administrative expenses increased approximately 12.9% or $24,000 to $209,000 for the three months ended March 31, 2000 from $185,000 in the corresponding prior year period due primarily to increased professional fees.

Domestic Cinemas
----------------

          Domestic Cinemas' Theater Revenues increased approximately 17.6% or $520,000 to $3,474,000 for the three months ended March 31, 2000 from $2,954,000 in the corresponding prior year three month period. New screens accounted for $1,237,000 in increased Theater Revenues and included the contribution of the Reading Cinemas in Manville, the Angelika in Buffalo, and the Royal George Theatre in Chicago, which commenced operations in May 1999, July 1999 and March 1999, respectively. The contribution of the new locations was offset in part by decreased Theater Revenues at locations in operation throughout both three months periods. At March 31, 2000 and March 31, 1999, the Domestic Cinemas included forty-two screens and four stages at seven locations and twenty-two screens at four locations respectively.

          Theater Operating Expenses increased approximately 32.6% or $728,000 to $2,961,000 for the three months ended March 31, 2000 from $2,233,000 in the corresponding prior year period, primarily as a result of the inclusion of the increased costs associated with the new locations and a 1.6% increase in film and concession costs as a percentage of Theater Revenues.

          The Domestic Cinemas' General and Administrative expenses decreased 38.4% or $51,000 to $82,000 for the three months ended March 31, 2000 from $133,000 in the corresponding prior year period due to reduced management fees paid to City Cinemas as a result of the decreased Theater Revenue in managed cinemas which were in operation in both 1999 and 2000.

Australia
---------

          Theater Revenues for Australian operations increased approximately 142.8% or $2,561,000 to $4,355,000 for the three months ended March 31, 2000 from $1,794,000 in the three months ended March 31, 1999. Substantially all of the increase is due to the contribution of five new cinemas with 42 screens which were not in operation in the three months ended March 31, 1999. Reading Australia commenced operation of one new eight screen cinema in the first quarter of 2000 and is also constructing 10 screens at an entertainment center location expected to commence operations in the third quarter of 2000. At March 31, 2000 and 1999, Reading Australia operated 63 screens at nine locations and 21 screens at four locations, respectively.

          Theater Operating Expenses for Australian operations increased approximately 157.7% or $2,237,000 to $3,656,000 for the three months ended March 31, 2000 from $1,419,000 in the corresponding prior year period operating margins (Theater Operating Expense as a percentage of Theater Revenues) decreased from 21% to 16.1% due primarily to increased occupancy costs and initial start-up costs of the new cinemas.

          General and Administrative expense increased approximately 9.3% or $77,000 to $901,000 for the three months ended March 31, 2000 from $824,000 in the corresponding prior year period. The increase primarily related to increased payroll costs, office expenses and carrying costs of land held for development associated with continued expansion of operations and development activities in Australia.

Corporate
---------

          General and Administrative costs (net of $109,000 associated with the New Zealand operations) increased approximately 11.1% or $126,000 to $1,264,000 for the three months ended March 31, 2000 from $1,138,000 in the corresponding prior year period primarily as a result of increased payroll costs, travel and entertainment costs and office expenses associated with the Company's relocation of its offices from Philadelphia to Los Angeles.

          Real estate revenues include rental income and the net proceeds of sales of the Company's real estate in the United States which the Company is liquidating. Future real estate revenues may increase as larger properties are sold. The Company has an agreement to sell one Philadelphia property for $1,500,000 and anticipates concluding the transaction in the second quarter of 2000.

          "Interest and dividend" revenues for the three months ended March 31, 2000 and 1999 were $166,000 and $738,000, respectively. The decrease in "Interest and dividend" revenues is primarily a result of a reduction in average investable fund balances for the three months ended March 31, 2000 as compared to the corresponding prior year period due to increasing investment in the Company's development projects.

Equity in Earnings of Affiliates
--------------------------------

          "Equity in earnings of affiliates" include earnings from the Company's investment in Citadel, BRI, WPG and the NZ JV. "Equity in earnings of affiliate" decreased $189,000 to a loss of $99,000 from income of $90,000 in the three months ended March 31, 2000 versus the corresponding prior year period. In the first quarter of 2000 "Equity in earnings of affiliate" included equity earnings of $25,000 from the Company's investment in Citadel, $32,000 from the NZ JV, and a loss of $156,000, from WPG. In the first quarter of 1999 "Equity in earnings of affiliate" included equity earnings of $88,000 from the Company's investment in Citadel and $2,000 from WPG.

Other Income
------------

          "Other income" totaled $35,000 in the three months ended March 31, 2000 versus $19,000 in the corresponding prior year period. Other expense in the prior year was comprised primarily of losses on foreign currency derivative contracts. The Company does not presently have any foreign currency derivative positions.

Minority Interests
------------------

          "Minority interests" for the three months ended March 31, 2000 and 1999 includes $41,000 and $61,000, respectively from minority shares in a Domestic Cinema, and $26,000 and $4,000, respectively, from minority interests in Reading Australia cinemas net income.

Income Tax Provision
--------------------

          Income tax expense in the current three month period includes an accrual for foreign withholding taxes of $210,000 which will be paid if certain intercompany loans are repaid and state and local taxes of $8,000. Income tax expense in the prior year's first quarter includes a $207,000 provision for foreign withholding taxes and $15,000 for state and local taxes.

Net loss
--------

          As a result of the above described factors the Company recorded a "Net loss" of $2,206,000 and $1,457,000 for the three months ending March 31, 2000 and 1999, respectively, an increase in the loss of approximately $749,000. The increase is comprised primarily of an increase in Theater Operating Income of $205,000 (Theater Revenues less

Theater Operating Expenses and Depreciation and Amortization), and a $572,000 reduction in "Interest and dividend" revenue, a $203,000 increase in "General and Administrative" expenses and an increase of $149,000 in "Interest Expense."

Net Income Applicable to Common Stockholders
--------------------------------------------

          In the three month periods ended March 31, 1999 and 2000, "Net loss applicable to common stockholders" includes provision for the 6.5% per annum dividend on the $62,000,000 stated value of the Company's Convertible Preferred Stock and amortization of an asset put option issued to Citadel. The provision for "Preferred stock dividends and amortization of an asset put option" includes approximately $894,000 of accumulated dividends on the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). No dividend with respect to the Series B Preferred Stock has been declared as of this date for the quarters ended March 31, 1999 and 2000. No decision has been made as to when such accumulated dividends will be paid. All of the Series B Preferred Stock is held by Craig Corporation, which corporation owns approximately 78% of the Company's voting stock.

Liquidity and Capital Resources

          At March 31, 2000 the Company had deficit working capital of approximately $10,900,000 (including bank debt due within one year of $8,046,000). Also, the Company had commitments to build cinemas and entertainment centers aggregating approximately $43,500,000, approximately $20,500,000 of which is anticipated to be funded in 2000. In addition, the Company's affiliate, Citadel, holds all of the outstanding shares of the Company's Series A Voting Convertible Preferred Stock and has the option to require the Company to repurchase such shares at its stated value of $7,000,000 at any time during a ninety day period commencing October 16, 2001.

          Reading Australia has obtained a bank loan which provides for initial borrowings of up to $13,940,000 and, if additional bank participants are secured, aggregate borrowings of up to $44,625,000 and an extension of the loan maturity from December 31, 2000 to December 31, 2003. The existing line of credit should provide Reading Australia with adequate funding to complete an entertainment center presently under development in Sydney, and if additional lenders are secured, with adequate funding for a second entertainment center located in the Melbourne area in 2001. At March 31, 2000, $2,246,000 had been borrowed under Reading Australia's line of credit.

          At the present time, the Company has substantial assets invested in land, in entertainment center projects which are currently under construction or which have not been fully leased, and in cinemas which have been opened for less than six months and which, as a result, have higher operating costs than matured cinema operations. Accordingly, the Company is currently recording losses.

          In order to improve its liquidity, the Company is in the process of selling a number of assets, including a) certain property located in the Philadelphia metropolitan area, b) the Royal George Theatre in Chicago, c) WPG and d) all or substantially all of its domestic cinema assets. (See Note 11). In the event that such sources prove insufficient for such purposes, the Company will consider a) postponing or delaying development projects or b) bring in joint venture partners and/or selling additional assets.

          In April 2000, a bank lender to CineVista demanded immediate repayment of the then outstanding line of credit loan balance, $4,350,000, after CineVista failed to comply with certain financial covenants contained in their loan agreement as a result of the impairment loss recorded by CineVista in the fourth quarter of 1999. CineVista has repaid $550,000 of the outstanding bank debt and is in discussions with the lender concerning repayment of the remaining outstanding balance $3,800,000. However, the lender has not rescinded the acceleration demand. The Company does not presently have adequate liquid resources to repay such amounts, although management believes that asset sales, including a $1,500,000 sale of certain Philadelphia properties, a sale of the Royal George Theatre (See Note 5), and the possible sale of the Company's Domestic Cinemas may provide the Company with sufficient funds to repay CineVista's bank debt.

          The Company also has $3,858,000 in seller provided financing which is due in 2000. Of this amount $1,180,000 is due to the former owner of the RGT on May 15, 2000. The Company is presently in discussions with the former owner of the RGT to defer repayment until the RGT is sold and does not presently have adequate liquid resources to repay such amounts. The balance of the seller debt, $2,678,000, relates to a mortgage on property owned by Reading New Zealand, which was also due in May 2000. In May 2000, the property owner agreed to extend the mortgage until May 2001. The Company has received proposals from several banks relating to refinancing the $1,389,000 of Reading New Zealand bank debt which is due is December 2000.

          Under the terms of the joint venture agreement with WPG (see Note 5), the Company has guaranteed approximately $3,962,000 of WPG's debt and other obligations. The bank debt matured in 1999 and has been extended on a month-to-month basis subsequent to that time. WPG is currently endeavoring to sell the property secured by this debt.

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

          The following summarizes the major sources and uses of cash funds in the three months ended March 31:

2000:
----

          "Unrestricted cash and cash equivalents" decreased $7,667,000 from $13,277,000 at December 31, 1999 to $5,610,000 at March 31, 2000. Working
capital decreased $7,032,000 from a deficit of $3,915,000 at December 31, 1999 to a deficit of $10,947,000 at March 31, 2000.

          While not necessarily indicative of its results of operations determined under generally accepted accounting principles in the United States of America, CineVista's, the Domestic Theaters, Reading Australia's (net of minority interest of $67,000) and Reading New Zealand's operating cash flow (income or loss before depreciation and amortization and consideration of corporate general and administrative expenses) of $1,345,000 contributed to the Company's liquid funds for the three months ended March 31, 2000. Other principal sources of liquid funds in the three-month period were $166,000 in "Interest and dividend" income, distributions received from joint ventures of $712,000 and a net increase in notes payable of $3,295,000.

          In addition to operating and general administrative expenses, other uses of liquid funds in the three months ended March 31, 2000 included $5,627,000 of property and equipment purchases, a net increase in prepayments and other current assets of $612,000, a net increase of $2,016,000 in restricted cash, a net decrease in "Accounts payable and accrued expenses" of $1,567,000 and payment of preferred stock dividends of $114,000.

1999:
----

          "Unrestricted cash and cash equivalents" decreased $7,067,000 from $58,593,000 at December 31, 1998 to $51,526,000 at March 31, 1999. Working
capital decreased $8,811,000 from $45,378,000 at December 31, 1998 to $36,567,000 at March 31, 1999.

          While not necessarily indicative of its results of operations determined under generally accepted accounting principles in the United States of America, CineVista's, the Domestic Theaters' and Reading Australia's (net of minority interest of $65,000) operating cash flow (income or loss before depreciation and amortization and consideration of corporate general and administrative expenses) of $1,186,000 contributed to the Company's liquid funds for the three months ended March 31, 1999. Other principal sources of liquid funds in the current year quarter were $738,000 in "Interest and Dividend" income and an increase in other liabilities of $550,000.

          In addition to operating and general and administrative expenses, other uses of liquid funds in the three months ended March 31, 1999 included $4,605,000 in Property and equipment, $117,000 of carrying costs related to Property held for development, a net decrease in "Accounts payable and accrued expenses" of $1,763,000, payment of preferred stock dividends of $114,000 and a net increase in "Prepaids and other current assets" of $386,000.

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

     3(i) Articles of Incorporation of Reading Entertainment, Inc. (Incorporated by reference to Exhibit 3(i) to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.)

     3(ii) By-laws of Reading Entertainment, Inc. (Incorporated by reference to Exhibit 3(ii) to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.)

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

     10.7* Employment Agreement by and between Craig Corporation and Andrzej Matyczynski. (Incorporated by reference to Exhibit 10.7 to Reading Entertainment, Inc.'s Annual Report of Form 10-K for the year ended December 31, 1999.)

     10.8 Letter agreement dated April 5, 2000, by and between National Auto Credit, Inc. and Reading Entertainment, Inc. and FA, Inc. to acquire additional one-third membership interest in Angelika Film Centers, LLC. (Incorporated by reference to Exhibit 10.8 to Reading Entertainment, Inc.'s Annual Report of Form 10-K for the year ended December 31, 1999.)

     10.9 Letter agreement dated April 5, 2000, by and between National Auto Credit, Inc. and Reading Entertainment, Inc. to acquire the remaining domestic cinema assets of Reading Entertainment, Inc., as amended.

     10.10 Purchase agreement dated as of April 5, 2000, among National Auto Credit, Inc., National Cinemas, Inc., FA. Inc., and Reading Entertainment, Inc. (Incorporated by reference to Exhibit 10.10 to Reading Entertainment, Inc.'s Annual Report of Form 10-K for the year ended December 31, 1999.)

     27.1      Financial Data Schedule for the year ended March 31, 2000.

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


                     READING ENTERTAINMENT, INC. REGISTRANT

Date: May 15, 2000                      By: /s/ Robert F. Smerling
     ---------------                       ------------------------------
                                                Robert F. Smerling
                                                President
                                                (Duly Authorized Officer)

Date: May 15, 2000                      By: /s/ James A. Wunderle
     ---------------                       -------------------------------
                                                James A. Wunderle
                                                Executive Vice President, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial Officer)