Form 10-Q
period 2000-06-30
READING ENTERTAINMENT INC
filed 2000-08-15
CIK 1023993

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               ________________


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............... to ...............

Commission file number 333-13413


                          READING ENTERTAINMENT, INC.

             (Exact name of registrant as specified in its charter)


               Nevada                                23-2859312
     (State of incorporation)             (I.R.S. Employer Identification No.)

      550 South Hope Street, Suite 1825
           Los Angeles, California                       90071
   (Address of principal executive offices)           (Zip Code)


Registrant's telephone number:  213-235-2226

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]    No
                                -----      -----

There were 7,449,364 shares of Common Stock outstanding as of August 1, 2000.

                  READING ENTERTAINMENT, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----


                                                                            Page
                                                                            ----

PART 1.  Financial Information
------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 2000 (Unaudited) and December 31, 1999...................   3

         Condensed Consolidated Statements of Operations -
         Three and Six Months Ended June 30, 2000 and 1999 (Unaudited).....   5

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2000 and 1999 (Unaudited)...............   6

         Notes to Condensed Consolidated Financial Statements (Unaudited)..   7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  19


PART 2.  Other Information
-------

Item 6.  Exhibits and Reports on Form 8-K................................    31

Signatures...............................................................    32

                        PART I - Financial Information

Item 1. Financial Statements

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

-------------------------------------------------------------------------------
                                                   (Unaudited)
                                                     June 30,    December 31,
                                                        2000         1999

-------------------------------------------------------------------------------
Current Assets

Cash and cash equivalents                            $  3,214     $ 13,277
Amounts receivable                                        475          409
Restricted cash                                         1,783          948
Inventories                                               274          316
Prepayments and other current assets                    1,634          931

-------------------------------------------------------------------------------
     Total current assets                               7,380       15,881
-------------------------------------------------------------------------------

Due from affiliate                                         -         1,000
Investments in unconsolidated affiliates               24,641       13,098
Assets held for sale                                    3,566        5,740
Property held for development                          29,223       31,624
Property and equipment - net                           64,418       57,854
Notes receivable from joint venture partners              686        1,549
Other assets                                            3,365        1,775
Cost in excess of assets acquired - net of
  accumulated amortization of $116 in 2000
  and $2,062 in 1999                                      112        9,975

-------------------------------------------------------------------------------
                                                      126,011      122,615
-------------------------------------------------------------------------------
                                                     $133,391     $138,496
-------------------------------------------------------------------------------

           See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (continued)
(in thousands, except share and per share amounts)


--------------------------------------------------------------------------------
                                                      (Unaudited)
                                                        June 30,    December 31,
                                                           2000         1999
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Accounts payable                                       $  2,047        $  3,131
Accrued taxes                                               356             631
Accrued expenses                                          3,968           4,355
Film rent payable                                         1,932           1,718
Note payable to affiliate                                 1,200              -
Bank debt                                                15,310           8,617
Other liabilities                                           577             497
Accrued restructuring costs                                 532             847

--------------------------------------------------------------------------------
     Total current liabilities                           25,922          19,796
--------------------------------------------------------------------------------

Note payable                                                687           1,035
Other liabilities                                         6,808           5,918

--------------------------------------------------------------------------------
     Total long term liabilities                          7,495           6,953
--------------------------------------------------------------------------------

Minority interests                                          434           2,064

Reading Entertainment Convertible Redeemable              7,000           7,000
  Series A Preferred Stock, held by affiliate,
  par value $.001 per share, stated value
  $7,000; Authorized, issued and outstanding
  - 70,000 shares

Shareholders' Equity

Reading Entertainment Series B Preferred Stock,
  par value $.001 per share, stated value $55,000;
  Authorized, issued and outstanding - 550,000 shares         1               1
Reading Entertainment preferred stock, par value
  $.001 per share: Authorized - 9,380,000 shares:
  None issued                                                -               -

Reading Entertainment common stock, par value
  $.001 per share: Authorized - 25,000,000 shares:
  Issued and outstanding - 7,449,364 shares                   7               7
Other capital                                           138,637         138,637
Accumulated (deficit) retained earnings                 (34,924)        (31,910)
Accumulated other comprehensive income                  (11,181)         (4,052)
--------------------------------------------------------------------------------
     Total shareholders' equity                          92,540         102,683
--------------------------------------------------------------------------------
                                                       $133,391        $138,496
================================================================================

           See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except shares and per share amounts)

                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30
-------------------------------------------------------------------------------------------------------------------------------
                                                                             2000       1999                2000        1999
-------------------------------------------------------------------------------------------------------------------------------
REVENUES:
Theater:
   Admissions                                                               $  7,647    $ 6,716            $ 15,544    $ 12,245
   Concessions                                                                 2,526      2,085               5,022       3,712
   Advertising and other                                                         589        393               1,228         706
Real estate                                                                      199         80                 388         129
-------------------------------------------------------------------------------------------------------------------------------
                                                                              10,961      9,274              22,182      16,792
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Theater costs                                                                  8,923      7,234              18,139      13,037
Theater concession costs                                                         529        435               1,067         802
Depreciation and amortization                                                    675      1,091               1,434       2,077
General and administrative                                                     2,659      2,971               5,224       5,333
Writedown of assets held for sale                                              1,725         -                1,725          -
-------------------------------------------------------------------------------------------------------------------------------
                                                                              14,511     11,731              27,589      21,249
-------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                          (3,550)    (2,457)             (5,407)     (4,457)
Equity (losses) earnings of affiliates                                          (878)     2,524                (977)      2,614
Other income, net                                                                540        (19)                575          -
Gain on exchange of Angelika NY interest                                       3,555         -                3,555          -
Interest and dividend income                                                     117        700                 283       1,438
Interest expense                                                                (200)      (102)               (366)       (119)
-------------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before minority interests and
   income taxes                                                                 (416)       646              (2,337)       (524)
Minority interests                                                               (25)      (113)                (92)       (178)
-------------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before income taxes                                             (441)       533              (2,429)       (702)
Income taxes                                                                    (253)      (266)               (471)       (488)
-------------------------------------------------------------------------------------------------------------------------------
Net (loss) earnings                                                             (694)       267              (2,900)     (1,190)
Less: Preferred stock dividends and amortization
   of asset put option                                                        (1,034)    (1,082)             (2,120)     (2,165)
-------------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common
   shareholders                                                              ($1,728)     ($815)            ($5,020)    ($3,355)
===============================================================================================================================
Basic and diluted loss per share                                              ($0.23)    ($0.11)             ($0.67)     ($0.45)
===============================================================================================================================

           See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                             Six Months Ended
                                                                                                  June 30,
------------------------------------------------------------------------------------------------------------------------
                                                                                          2000                  1999
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net loss                                                                                 ($2,900)              ($1,190)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization                                                        1,434                 2,077
      Deferred rent expense                                                                  167                   161
      Write-off of capitalized acquisition and development costs                               -                   479
      Gain on exchange of Angelika interest                                               (3,555)                    -
      Write-down of assets held for sale                                                   1,725                     -
      Loss on sale of assets                                                                  28                     -
      Equity in loss (earnings) of affiliates                                                977                (2,614)
      Minority interests                                                                      92                   178
      Changes in operating assets and liabilities:
              Increase in current assets                                                    (277)                 (214)
              Decrease in accounts payable and accrued expenses                           (1,855)                 (593)
              Decrease  in film rent payable                                                 552                   907
              Increase (decrease) in other liabilities                                       106                  (287)
------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                                   (3,506)               (1,096)
------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Purchase of property held for development                                                   (157)                 (385)
Purchase of property and equipment, net                                                  (12,166)              (15,812)
Decrease due to accounting for exchange of Angelika interest                                (636)                    -
(Increase) decrease in restricted cash                                                    (2,253)                   29
Decrease in purchase committments                                                              -                (6,665)
Distributions from (investments in) joint ventures                                           560                  (650)
Decrease in Note receivable from  joint venture                                              464                     -
------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                  (14,188)              (23,483)
------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Payment of preferred stock dividends                                                        (114)                 (228)
Proceeds from debt                                                                          (486)                    -
Minority interest distributions                                                              (43)                 (207)
Payments of notes payable                                                                 (2,339)                 (133)
Note receivable from the New Zealand Joint Venture                                             -                  (109)
Capital contributions from minority interest                                                 305                     -
Net proceeds from short-term loan payable                                                 10,521                 2,712
------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                      7,844                 2,035
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                                (213)                  339
------------------------------------------------------------------------------------------------------------------------
  Decrease in cash and cash equivalents                                                  (10,063)              (22,205)
  Cash and cash equivalents at beginning of year                                          13,277                58,593
------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                            $  3,214              $ 36,388
========================================================================================================================

Non-Cash Transaction:
---------------------
 Exchange of 50% interest in Angelika for equity investment in National Auto
  Credit, Inc. (see Note 11).

           See Notes to Condensed Consolidated Financial Statements.

Reading Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)
--------------------------------------------------------------------------------

NOTE 1 -- BASIS OF PRESENTATION

     Reading Entertainment, Inc. ("REI" or "Reading Entertainment" and collectively, with its subsidiaries and predecessors, "Reading" or the "Company") is in the business of developing and operating multiplex cinemas and developing and eventually operating entertainment centers in Australia and New Zealand. The Company also operates cinemas in Puerto Rico and the United States. The Company operates its cinemas through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States (the "Domestic Cinemas"); through Reading Cinemas of Puerto Rico, Inc., a wholly-owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty., Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit") and through Reading New Zealand Limited's ("Reading New Zealand") participation in a cinema joint venture operating under the Berkley Cinemas name in New Zealand. The Company's entertainment center development activities in Australia are also conducted through Reading Australia and in New Zealand through the Reading New Zealand Limited. The Company operates in two business segments, cinema operations and real estate development. (See Note 10).

     The Company is also a participant in two real estate joint ventures in Philadelphia, Pennsylvania and holds certain property for sale located in Pennsylvania and Australia and owns certain leased equipment which it leases to third parties.

     The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim information and the rules of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or on its financial position.

Reading Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)
--------------------------------------------------------------------------------

NOTE 2 --  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The carrying value of each of the Company's equity investments is as follows (unaudited):

                            June 30, 2000             December 31, 1999
                            -------------             -----------------
     Citadel                   $10,753                     $10,957

     BRI                            --                          --

     NZ JV                       1,465                       2,141

     AFC                         3,319                          --

     NAC                         9,104                          --
                               -------                     -------
                               $24,641                     $13,098
                               =======                     =======


     The Company owns 31.7% of the capital stock (comprised of 1,690,938 shares of Class A Common Stock and 422,734 shares of Class B Common Stock) of Citadel Holding Corporation (together with its wholly-owned subsidiaries "Citadel").
The Company accounts for its investment in Citadel by the equity method. Citadel's net loss for the three and six months ended June 30, 2000 were ($686,000) and ($455,000), respectively, and the Company's share of such loss was approximately ($230,000) and ($205,000) and are included in the Consolidated Statement of Operations for the three and six months ended June 30, 2000 as "Equity (losses) earnings of affiliates". Citadel's assets and liabilities totaled $46,150,000 and $13,420,000, respectively, at June 30, 2000. The carrying value of the Company's investment at June 30, 2000 of $10,753,000 approximates the Company's underlying equity in the net assets of Citadel plus a $1,998,000 loan receivable from Craig Corporation (collectively with its wholly owned subsidiaries "Craig"), an affiliate of Citadel and the Company (the loan is deducted from Citadel's shareholders equity for financial reporting purposes). The closing prices of Citadel's Class A Common Stock and Class B Common Stock on the American Stock Exchange at June 30, 2000 were $3.06 and $3.25 per share, respectively.

     The Company owns 2,226,173 shares of common stock of Big 4 Ranch, Inc. ("BRI") representing an ownership interest of approximately 33.4%. BRI owns a 40% interest in three agricultural partnerships which own agricultural land located in California. A company owned 1% by the Chairman of the Board of the Company and 99% by certain members of his family owns a 20% interest in the partnerships and Citadel owns the remaining 40% interest in the partnerships. The Company accounts for its investment in the BRI common stock by the equity method. BRI's net loss for the six months ended June 30, 2000 totaled approximately $508,000; the Company did not record its share of such loss as the carrying value of its investment in BRI had previously been reduced to $0 and the Company has no obligation to fund BRI's operating losses. However, Citadel had recorded a loan loss provision of approximately ($686,000) as a result of BRI's unfavorable second quarter operating results. The loan loss provision expense is included in Citadel's Statement of Operations for the three and six months ended June 30, 2000.

     Reading New Zealand owns a 50% interest in a joint venture which owns two cinemas and leases a third cinema (the "NZ JV"). Reading New Zealand's shares of the NZ JV's earnings for the three and six months ended June 30, 2000 was approximately $49,000 and $81,000, respectively, which are included in Equity (losses) earnings of affiliates in the Consolidated Statement of Operations. The carrying value of the NZ JV decreased due to approximately $654,000 payment of the outstanding loan. The carrying value of Reading Australia's and Reading New

Reading Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)
--------------------------------------------------------------------------------

Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and Australian dollar ($0.5971 and $0.6543, were the respective exchange rates of U.S. dollars per Australian dollar at June 30, 2000 and December 31, 1999) and the U.S. dollar and New Zealand dollar ($0.4690 and $0.5215, were the respective exchange rates of U.S. dollars per New Zealand dollar at June 30, 2000 and December 31, 1999).

     As discussed in Note 11, on April 6, 2000, the Company sold a 50% interest in the Angelika Film Center LLC ("AFC") to National Auto Credit, Inc. ("NAC") in exchange for 8,999,900 shares of NAC common stock and 100 shares of NAC preferred stock. As a result of this transaction, the Company (1) discontinued consolidating AFC for financial reporting purposes as of April 6, 2000 and started accounting for its remaining 33.3% investment in AFC under the equity method, and (2) recorded its 25.9% ownership of NAC common stock and 100% ownership of NAC preferred stock amounting to approximately $9,720,000 under the equity method. NAC's net loss for the two months ended June 30, 2000 was approximately ($2,381,000) and the Company's share of such loss was ($616,000) and is included in Equity (losses) earnings of affiliates in the Consolidated Statement of Operations. NAC's assets and liabilities totaled $108,680,000 and $20,577,000, respectively, at May 31, 2000. The closing price of NAC's common stock at June 30, 2000 was $0.85 per share. The NAC's preferred stock shares were valued at the stated liquidation preference value of $1.50 per share.

     AFC's net income for the three and six months ended June 30, 2000 were approximately $193,000 and $316,000, respectively, and the Company's share of such income was approximately $199,000 which is included in the Consolidated Statement of Operations for the six months ended June 30, 2000. Of the $199,000 of equity earnings, approximately $162,000 was recorded during the first quarter of 2000 when AFC was being consolidated. AFC's assets and liabilities totaled $11,044,000 and $1,087,000, respectively, at June 30, 2000. The carrying value of the Company's investment at June 30, 2000 of $3,319,000 approximates the Company's underlying equity in the net assets of AFC.


NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                               (Unaudited)      December 31,
                                              June 30, 2000         1999
                                              -------------    -------------
     Land                                        $  2,775         $  3,015
     Buildings                                     15,766           13,258
     Leasehold improvements                        28,682           29,674
     Equipment                                     26,611           24,225
     Construction-in-progress and property
       development costs                           14,706           11,137
                                                 --------         --------
                                                   88,540           81,309
     Accumulated depreciation                      (6,962)          (6,295)
     Provision for Asset Impairment               (17,160)         (17,160)
                                                 --------         --------
                                                 $ 64,418         $ 57,854
                                                 ========         ========

Reading Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)
--------------------------------------------------------------------------------

     The carrying amount of land includes land associated with cinema properties and excludes land held for development which is included in "Property held for development" in the Condensed Balance Sheet.

     The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and Australian dollar ($0.5971 and $0.6543, were the respective exchange rates of U.S. dollars per Australian dollar at June 30, 2000 and December 31, 1999) and the U.S. dollar and New Zealand dollar ($0.4690 and $0.5215, were the respective exchange rates of U.S. dollars per New Zealand dollar at June 30, 2000 and December 31, 1999).

NOTE 4 -- INCOME TAXES

     Income tax expense for the six months ended June 30, 2000 and 1999 includes $50,000 and $65,000, respectively, in current provision for federal and state income taxes, and an accrual of $421,000 and $423,000, respectively, in foreign withholding taxes which are expected to be paid if certain intercompany loans are repaid.

NOTE 5 -- ASSETS HELD FOR SALE

     Reading Australia owns a 50% interest in the Whitehorse Property Group ("WPG"). The ownership is structured as a joint venture with Burstone Victoria Pty Limited ("Burstone") which owns the remaining 50% interest in WPG. WPG owns a shopping center located near Melbourne, Australia. In connection with the purchase of its interest in WPG, Reading Australia provided a loan to Burstone in the amount of approximately $1,400,000, the proceeds of which were used by Burstone to acquire its interest in WPG. The loan is secured by Burstone's interest in WPG and guaranteed by the principals of Burstone. In early 2000, Reading Australia and Burstone agreed to sell the property and commenced marketing the property during the second quarter of 2000.

     WPG's net losses for the three and six months ended June 30, 2000 totaled approximately ($118,000) and ($274,000), respectively. Reading recognized 100% of such losses as it effectively holds 100% of WPG due to its security interest in the WPG shares owned by Burstone and such losses have been included in the Consolidated Statements of Operations for the three and six months ended June 30, 2000 as "Equity (losses) earnings of affiliates". WPG's assets and liabilities totaled approximately $16,022,000 and $13,009,614, respectively, at June 30, 2000. It is currently anticipated that the net proceeds to be received by WPG from the sale will be less than the carrying value of the Company's investment in and the note receivable balance. Accordingly, included in the Statement of Operations for the six months ended June 30, 2000 is a "Write-down of assets held for sale" amounting to approximately $1,725,000 to reflect the uncertainty regarding the ultimate recovery of the investment and the note receivable. The carrying amount of the Company's interest, net of $1,725,000 valuation reserve, is approximately $654,00 and is classified as "Assets held for Sale" in the Consolidated Balance Sheet at June 30, 2000.

     In order to maximize capital available for Reading, the Company determined to sell the Royal George Theatre (the "RGT"). Accordingly, $2,912,000, the Company's carrying value of the RGT, which the Company believes is less than the estimated net realizable value (based upon an appraisal of the property), has been classified as Property held for sale in the Condensed Consolidated Balance Sheet at December 31, 1999 and June 30, 2000. The Company recognized revenues of $475,000 and $49,000 in Income before taxes from its investment in RGT for the six months ended June 30, 2000.

Reading Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)
--------------------------------------------------------------------------------

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

NOTE 7 -- LOSS PER SHARE

     Net loss available to common shareholders includes provision for dividends declared on the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"), and for dividends that have accumulated but have not been declared on the Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (collectively, the "Convertible Preferred Stock") and for amortization of the value of an asset put option which has expired in the second quarter of 2000.

     The weighted average number of shares used in the computation of basic loss per share was 7,449,364 in both 2000 and 1999. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and an asset put option. The asset put option expired unexercised on May 13, 2000. During the six months ended June 30, 2000 and 1999, the Company recorded a net loss available to shareholders of ($5,020,000) and ($3,355,000), respectively, therefore, the stock options, the Convertible Preferred Stock and the asset put option, were anti-dilutive.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

Working Capital Deficit
-----------------------

     At June 30, 2000, the Company had working capital deficit of approximately $18,542,000 (including bank debt due within one year of $15,310,000). Also, the Company had commitments to build cinemas and entertainment centers aggregating approximately $29,520,000, of which approximately $15,000,000 is anticipated to be funded in the next twelve months. In addition, the Company's affiliate, Citadel, holds all of the outstanding shares of the Company's Series A Voting Convertible Preferred Stock and has the option to require the Company to repurchase such shares at its stated value of $7,000,000 at any time during a ninety day period commencing October 16, 2001. At June 30, 2000, the Company had dividends in arrears amounting to $5,363,000 accumulated but not declared or paid to Craig Corporation, its parent company.

Reading Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)
--------------------------------------------------------------------------------

     Reading Australia has obtained a bank loan which provides for initial borrowings of up to $15,000,000 and, if additional bank participants are secured, aggregates borrowings of up to $44,625,000 and an extension of the loan maturity from December 31, 2000 to December 31, 2003. The existing line of credit should provide Reading Australia with adequate funding to complete an entertainment center presently under development in Sydney, and if additional lenders are secured, with adequate funding for a second entertainment center located in the Melbourne area in 2001. At June 30, 2000, $7,942,000 had been borrowed under Reading Australia's line of credit.

     At the present time, the Company has substantial assets invested in land, in entertainment center projects which are currently under construction or which have not been fully leased, and in cinemas which have been opened for less than six months and which, as a result, have higher operating costs than matured cinema operations. Accordingly, the Company is currently recording losses.

     In order to improve its liquidity, the Company is in the process of selling a number of assets, including a) certain property located in the Philadelphia metropolitan area, b) the Royal George Theatre in Chicago, c) WPG and d) all or substantially all of its domestic cinema assets. (See Note 11). In the event that such sources prove insufficient for such purposes, the Company will consider a) postponing or delaying development projects, b) bringing in joint venture partners and/or c) selling additional assets.

     In April 2000, a bank lender to CineVista demanded repayment of the then outstanding line of credit loan balance, $4,350,000, after CineVista failed to satisfy certain financial covenants following the impairment loss recorded by CineVista in the fourth quarter of 1999. CineVista has repaid $950,000 of the outstanding bank debt and is in discussions with the lender concerning repayment of the remaining outstanding balance $3,400,000. The Company and the bank lender have tentatively agreed to a repayment schedule which would effectively reduce the outstanding balance to zero by December 31. 2000. However, as of this date, the lender has not rescinded the acceleration demand pending the formalization of the agreement. The Company does not presently have adequate liquid resources to repay such amounts, although management believes that asset sales, including the sale of certain Philadelphia properties which closed in July 2000 for net proceeds to the Company of approximately $1,393,000, the pending sale of the Royal George Theatre (see Note 5), and the possible sale of the Company's Domestic Cinemas may provide the Company with sufficient funds to repay CineVista's bank debt.

     The Company also has $2,678,000 in seller provided financing which relates to a mortgage on property owned by Reading New Zealand due in May 2001. In June 2000, the Company obtained short-term loan of $1,200,000 from Citadel, its equity investment affiliate, in order to pay off a $1,180,000 loan due to the former owner of the RGT. The Company has received proposals from several banks relating to refinancing the $1,389,000 of Reading New Zealand bank debt which is due is December 2000.

Whitehorse Property
-------------------

     Under the terms of the joint venture agreement with WPG and Burstone (see
Note 5), Reading Australia has guaranteed 50% of WPG's bank debt and 100% of certain ground lease payments, which guarantee amounts totaled approximately $6,695,000 at June 30, 2000. The bank loan has been renewed by the lender on a month-to-month basis during 2000. WPG is currently endeavoring to sell the property secured by this debt.

Reading Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)
--------------------------------------------------------------------------------

Legal Claims
------------

     The City of Philadelphia (the "City") has asserted that the Company's North Viaduct property requires environmental decontamination and that the Company's share of any such remediation cost would aggregate approximately $3,500,000.
The Company presently is in discussions with the City involving a possible conveyance of the property and believes that recorded reserves related to the North Viaduct are adequate.

     On April 7, 2000, Sam J. Frankino, who prior to the issuance of shares to the Company on April 5, 2000, had been the majority stockholder of NAC, filed a written consent with NAC in which he purported, in effect, to undo all of the actions taken by the Board of Directors subsequent to March 1, 2000, to declassify the Board of Directors of NAC and to remove all of those directors who had voted in favor of the issuance of shares of NAC to the Company. On April 12, 2000, Mr. Frankino filed an action in the Delaware Court of Chancery under Section 225 of the Delaware Corporations Laws, seeking, among other things, a determination by the Court that he had effectively undone the action taken by the prior board and removal of all of such directors. The Company is advised that the management and the directors who are the subject of Mr. Frankino's removal effort intend to vigorously oppose Mr. Frankino's lawsuit. The Company is further advised that NAC has filed a lawsuit against Mr. Frankino seeking, among other things, damages in the amount of $100 million for harm allegedly caused to NAC as a result of Mr. Frankino's control and dominance of that company.

     The Frankino suit and the NAC suit have been consolidated for trial. After such consolidation, Mr. Frankino filed an answer-and-counterclaim in which he purported to join the Company and its subsidiary, FA, Inc., as third-party defendants in the consolidated action. Mr. Frankino's third-party complaint alleges that the Company, FA, Inc., and NAC's financial advisors aided and abetted alleged breaches of fiduciary duty by the NAC's board of directors who voted in favor of NAC's issuance of shares to the Company's subsidiary. The Company and its subsidiary have filed a motion to dismiss Mr. Frankino's complaint for lack of proper service of process and lack of jurisdiction over the Company and its subsidiary. No date has been set for the hearing on the Company's motion. If that motion to dismiss is not granted, the Company intends to vigorously oppose Mr. Frankino's suit.

     The Company is advised that the trial date for this action, originally scheduled for September 2000, has been postponed to an undetermined date.

Tax Audit
---------

     The Company's 1996 tax return is under review by the Internal Revenue Service (the "Service"). While the Company believes its reporting position in such period to be reasonable and the Service has not alleged any deficiencies, no assurances can be made that the Company's tax reporting position will be upheld.

Reading Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)
--------------------------------------------------------------------------------

NOTE 9 -- COMPREHENSIVE INCOME

     The following sets forth the Company's Comprehensive income or loss (Net income (loss) plus or minus foreign currency translation adjustments) for the periods shown:

                                        Three Months           Six Months
                                       Ended June 30,        Ended June 30,
                                      -----------------    -------------------
                                       2000      1999        2000       1999
                                      -------    ------    --------   --------

Net loss                              ($  694)   $  267    ($ 2,900)   ($1,190)
Other comprehensive (loss) income     ( 1,611)    1,953    (  7,129)     3,036
                                      -------    ------    --------    -------
Comprehensive loss income             ($2,305)   $2,220    ($10,029)    $1,846
                                      =======    ======    ========    =======

NOTE 10  --  SEGMENT INFORMATION

     The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, for the three and six months ended June 30:

                      Real Estate    Cinema      Corporate and
                      Development   Operations    Eliminations   Consolidated
                      -----------   ----------   -------------   ------------
Three months:
-------------
2000
----
Revenues                $   138       $10,762        $    61         $10,961
Operating (Loss)         (3,194)          667         (1,023)         (3,550)

1999
----
Revenues                $     0       $ 9,194        $    80         $ 9,274
Operating (Loss)           (956)          (24)        (1,477)         (2,457)

Six Months:
-----------
2000
----
Revenues                $   277       $21,794        $   111         $22,182
Operating Income (loss)  (3,831)          668         (2,244)         (5,407)

1999
----
Revenues                $     0       $16,663        $   129         $16,792
Operating (Loss)         (1,704)         (221)        (2,532)         (4,457)


NOTE 11  -- SALE OF ANGELIKA INTEREST

     On April 5, 2000, the Company sold a 50% interest in the Angelika Film Centers LLC (the "AFC") to National Auto Credit, Inc. ("NAC") which resulted in the reduction of its ownership interest in AFC to 33.3%. AFC is the owner of the NY Angelika. The 50% membership interest (the "Angelika Interest") was conveyed in

Reading Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)
--------------------------------------------------------------------------------

exchange for 8,999,900 shares of the common stock of NAC, representing approximately 25.9% of the outstanding common stock of that company (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class. The Series A Preferred Stock has a liquidation preference of $1.50 per share, is convertible into the common stock of NAC on a share for shares basis, is entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoys certain special voting rights. As a consequence of that transfer, (a) AFC is now owned 50% by NAC, 33.3% by the Company and 16.7% by Sutton Hill (a company owned equally by the Chairman of the Company's Board of Directors and a major shareholder of Craig Corporation, which corporation owns 78% of the Company's capital stock) and (b) the Company and its affiliates own approximately 29% of the outstanding common stock of NAC. NAC Common Stock closed on June 30, 2000 at $0.85 per share.

     The Company had a financial statements basis of approximately $4,923,000 in the 50% AFC interest sold to NAC. The sales price was determined to be approximately $9,720,000 which was calculated using the $1.08 per common stock share, the average per share price of the NAC common stock for ten trading days prior to April 5, 2000, and the $1.50 per preferred stock share as specified in the sales agreement. The sales transaction resulted in a gain of approximately $4,797,000 of which approximately $1,242,000 or 25.9% was deferred to represent the Company's 25.9% equity interest in NAC. The deferred gain is included in the Consolidated Balance Sheet at June 30, 2000 as other long-term liabilities. The deferred gain on this transaction will not be recognized until the Company disposes of its ownership interest in NAC.

     As a result of the partial disposition of AFC, the Company's ownership of AFC was reduced to 33.3% which resulted in the Company's accounting for its remaining investment in AFC under the equity method of accounting from the date of disposition through June 30, 2000 as compared to consolidating the AFC for financial reporting purposes as of December 31, 1999 and operating periods prior to April 5, 2000. The deconsolidation of AFC in April 2000 resulted in a decrease to the Consolidated Balance Sheet captions as follows:

                                                 (In thousands)
                                                 --------------
     Cash                                           $  (636)
     Other assets                                      (192)
     Property, plant and equipment                     (695)
     Cost in excess of net assets acquired           (9,840)
     Liabilities                                     (1,240)
     Minority liability                              (1,670)

     Included in the Consolidated Statement of Operations are the consolidated results of AFC prior to the exchange transaction as follows:

                                    Three months ended   Six months ended
                                         June 30,            June 30,
                                    ------------------   -----------------
                                     2000      1999        2000     1999
                                    -----     -------    -------   -------
Theater revenues                    $ 610     $ 1,584    $ 2,046   $ 3,485
Theater costs                        (586)     (1,010)    (1,609)   (2,272)
Depreciation and amortization         (10)       (172)      (183)     (343)
General and administrative             (1)        (75)       (40)     (165)
                                    -----     -------    -------   -------
     Income from operations            13         327        214       705
Minority interest and income tax       (2)        (67)       (52)     (143)
                                    -----     -------    -------   -------
Net earnings                        $  11     $   260    $   162   $   562
                                    =====     =======    =======   =======

Reading Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)
--------------------------------------------------------------------------------

     NAC is a publicly traded company whose shares are traded in the over-the-counter market. Historically, NAC has been in the business of originating, purchasing and servicing sub-prime loans secured by second hand automobiles. However, in recent periods, NAC has sold substantially all of its inventory of loans, substantially reduced its work force and, in essence, reduced its assets to cash and its interest in AFC. The Company is advised by NAC that it is considering investments in several industries, one of them being domestic cinema exhibition, and that the acquisition of the AFC Interest constituted a possible first step in what may be a substantially larger commitment to that industry. Accordingly, the Company has also granted to NAC an options to purchase the Company's remaining 33.3% membership interest in AFC for approximately $9,000,000 in cash and/or NAC common stock (such common stock to be valued at $1.50 per share) through August 30, 2000. In the first quarter, the Company had received $500,000 from NAC for an option that has since expired unexercised.
For the six months ended June 30, 2000, the Company has recorded the $500,000 as other income.

NOTE 12  -- SUBSEQUENT EVENTS

     In December 1998, James J. Cotter, the Chairman of the Board of the Company and Craig Corporation, and Michael R. Forman entered into an Agreement in Principle (the "Reading Agreement in Principle") providing for a series of transactions which contemplated the Company's leasing or acquiring various cinemas and live theatre properties held by entities owned by Messrs. Cotter and Forman. Through their interest in Craig Corporation, Messrs. Cotter and Forman are principal stockholders of both the Company and Citadel.

     In May 2000, the Company and Citadel entered into an agreement (the "Company's Assignment") in which the Company assigned its rights, and the Citadel assumed the Company's obligations, under the Reading Agreement in Principle, subject to certain modifications agreed to by Messrs. Cotter and Forman. Under that assignment, the Citadel reimbursed the Company for a deposit of $1,000,000 that the Company had made under the Reading Agreement in Principle.

     The modified Reading Agreement in Principle provided for Citadel to sublease, from Sutton Hill Associates ("Sutton Hill", a partnership owned equally by Messrs. Cotter and Forman) and operate four cinemas, and manage three other cinemas then managed by City Cinemas Corporation (a company also owned by Messrs. Cotter and Forman), all of which are located in Manhattan (New York
City) and which together are known as the "City Cinemas Circuit". The Reading Agreement in Principle also provided for the merger ("OBI Merger") with Off Broadway Investments, Inc. ("OBI"), which is in the business of owning or leasing off-Broadway style theatres in the New York City and leasing that space to producers of off-Broadway theatrical presentations. OBI owns two live theatres in New York City, the Orpheum and Minetta Lane Theatres, and leases a third live theatre, the Union Square Theatre (collectively, the "OBI Theatres"). OBI has a right of first refusal to buy the property in which the Union Square Theatre is located, and the landlord has informed OBI that it is currently marketing that property for sale. The Citadel will consider exercising this right of first refusal if the price for the property is commercially reasonable. In addition, the Reading Agreement in Principle provided for certain other transactions, as described below.

     On July 28, 2000, the Citadel and Sutton Hill reached agreement on definitive documentation for the transactions contemplated by the modified Reading Agreement in Principle (collectively, including the OBI Merger, the "Sutton Hill Transactions"). The agreements and other documents relating to the Sutton Hill Transactions (the

Reading Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)
--------------------------------------------------------------------------------

"Sutton Hill Transaction Documents") will be delivered on behalf of the parties upon receipt by Sutton Hill of certain third-party consents. If Sutton Hill does not receive such consents by August 25, 2000, the Sutton Hill Transaction Documents will not become effective, unless the parties agree to an extension of the delivery date. Absent a material adverse change, it is likely that the parties will agree to such an extension if the same should be required to obtain such consents. The Sutton Hill Transactions, once effective, will include:

     [a] An operating sublease ("Operating Lease") between a subsidiary of Citadel and Sutton Hill Capital, LLC ("SHC"), a wholly-owned subsidiary of Sutton Hill. Under the Operating Lease, Citadel will sublease from SHC four Manhattan theatres (the "City Cinemas Theatres"), for a term of ten years at an annual rent of $3,217,500, subject to certain cost-of-living and other adjustments. In addition, the Company will be responsible for the rent and other payments due under the underlying leases, which currently aggregate approximately $990,000 per year (including $330,000 payable to affiliates of Mr. Forman). At the end of the initial ten-year term, Citadel will have options to either purchase the underlying leases for the City Cinemas Theatres, for a cash purchase price of $44 million, or renew the Operating Lease at the then fair market rental. Citadel will pay $5,000,000 in cash (including the deposit referred to above) in consideration of the option, which will be a credit against the purchase price if the option is exercised. In addition, if Citadel exercises the purchase option, Citadel will also have the option to purchase from an affiliate of Mr. Forman, for an additional $4,000,000 in cash, the fee interests underlying two of the City Cinemas Theatres.

     [b] An agreement between the Citadel and City Cinemas, for Citadel to act as sub-manager for three cinemas for which City Cinemas is the manager. Also, City Cinemas will assign to Citadel management agreements, between the Company and City Cinemas, under which City Cinemas manages the Angelika Film Center and Cafe and certain other theatres controlled by the Company.

     [c] The purchase by Citadel from Messrs. Cotter and Forman of a one-sixth interest in Angelika Film Centers, LLC ("AFC"), which owns and operates the Angelika Film Center Cafe. In payment for that interest, Citadel will issue notes in the aggregate principal amount of $4,500,000, which will bear interest at the rate of 8.25%, payable quarterly, and mature two years from July 28, 2000.

     [d] A credit facility (the "SHC Credit Facility"), under which SHC may borrow up to $28,000,000 from Citadel. Borrowings under the SHC Credit Facility will bear interest at the rate of 8.25% (subject to certain adjustments), payable quarterly, and will mature on December 1, 2010 or, if earlier, the closing of Citadel's purchase of the leases for the City Cinemas Theatres on exercise of its purchase option under the Operating Lease. Citadel will not be obligated to make such loans prior to July 28, 2007, although the Citadel has certain options to accelerate that date.
     The indebtedness under the SHC Credit Facility will be secured by a pledge of the membership interest in SHC and will be subordinate to $11 million of indebtedness of SHC to an affiliate of Mr. Forman.

     [e] The OBI Merger will be consummated by merging OBI into Citadel Off Broadway Theatres, Inc., a wholly-owned subsidiary of Citadel, which will be the surviving corporation, provided the holders of Class B Voting Common Stock approve the issuance of the shares in Citadel's two classes of stock to acquire OBI. If the issuance of shares is not approved, the OBI Merger will be completed by Citadel paying $10,000,000 cash, less certain expenses.

Reading Entertainment, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (unaudited)
June 30, 2000
(amounts in tables in thousands)
--------------------------------------------------------------------------------

     [f] A first right of negotiation to acquire the remainder of the Company's domestic cinemas assets.

     The Operating Lease, the AFC purchase agreement, the SHC Credit Facility, the OBI Merger, and related matters were negotiated and approved by the Citadel Conflicts Committee, which received an opinion from its financial advisor as to the fairness of the transaction to Citadel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company is principally in the business of developing and operating multiplex cinemas in Australia, New Zealand, the United States and Puerto Rico, and in developing and eventually operating cinema based entertainment centers in Australia and New Zealand.

Results of Operations

     Due to the nature of the Company's development, acquisition and disposition activities, the timing associated with the results of such activities and the results of operations of nine new cinemas (78 screens) opened since January 1, 1999 (excluding one 8 screen cinema, which closed in June 2000), and the deconsolidation of the Company's investment in the Angelika New York, historical revenues and earnings have varied significantly. The Company's entertainment center developments have not commenced operation, although the cinema portion of one entertainment center commenced operation in December 1999. Reading Australia anticipates completion of two entertainment centers, one of which includes a ten screen cinema in 2000.

     Reading Australia owns a 50% interest in the Whitehorse Property Group ("WPG"). The ownership is structured as a joint venture with Burstone which owns the remaining 50% interest in WPG. WPG owns a shopping center located near Melbourne, Australia. In connection with the purchase of WPG, Reading Australia provided a loan to Burstone in the amount of approximately $1,400,000, the proceeds of which were used by Burstone to acquire its interest in WPG. The loan is secured by Burstone's interest in WPG and is guaranteed by the principals of Burstone. In early 2000, Reading Australia and Burstone agreed to sell the property and commenced marketing the property during the second quarter of 2000. Based on the offers that WPG has received, the carrying value of the Company's investment and note receivable balance would exceed the net proceeds likely to be realized by WPG from such a sale. Accordingly, included in the Statement of Operations for the three and six months ended June 30, 2000 is a "Write-down of assets held for sale" amounting to approximately $1,725,000 to reflect the uncertainty regarding the ultimate recovery of the investment and the note receivable.

     In April 2000, the Company entered into an exchange transaction which resulted in the sale of a 50% interest in the Angelika Film Center LLC ("AFC") and the acquisition of a 25.9% common stock interest in National Auto Credit, Inc. ("NAC"). Included in the Statement of Operations for the three and six months ended June 30, 2000 is a gain of approximately $3,555,000.

     As a result of the partial disposition of the AFC interest, the Company's ownership of AFC was reduced to 33.3% which resulted in the Company's accounting for its remaining investment in AFC under the equity method of accounting from the date of disposition, April 5, 2000 through June 30, 2000, as compared to consolidating the AFC for financial reporting purposes as of December 31, 1999 and for the operating periods prior to April 2000.

     Theater Revenues are comprised of Admissions, Concessions and Advertising and other revenues. "Theater costs," "Theater concession costs" and "Theater Operating Expense" reflect the direct theater costs of CineVista, the Domestic Cinemas and Reading Australia's cinema operations. General and Administrative expenses are presented without consideration of intercompany management fees.

     Theater Revenues, Theater Operating Expense, Depreciation and amortization, and General and Administrative expense for each of the six month periods ended June 30, 2000 and 1999 were as follows:

Six Months Ended June 30, 2000 and 1999:
---------------------------------------


                   Six months ended      Cine                 Domestic
                   ----------------    Vista(2)              Cinemas(1)        Australia          Corporate         Total
                      June 30, 2000
                      -------------
                                   ----------------------------------------------------------------------------------------

                   Theater Revenue     $7,120,000            $5,508,000      $9,166,000        $        0    $ 21,794,000
         Theater Operating Expense      6,717,000             5,033,000       7,456,000                 0      19,206,000
     Depreciation and Amortization         65,000               530,000         759,000            80,000       1,434,000
          General & Administrative        378,000               134,000       1,964,000         2,748,000       5,224,000
Write-down of assets held for sale              0                     0       1,725,000                 0       1,725,000
                                   ----------------------------------------------------------------------------------------
Income (loss) from operations            ($40,000)            ($189,000)      ($2,738,000)      ($2,828,000)    ($5,795,000)
                                   ========================================================================================
                                   ----------------------------------------------------------------------------------------

                   Six months ended       Cine                Domestic
                   ----------------    Vista(2)              Cinemas(1)         Australia         Corporate         Total
                      June 30, 1999
                   ----------------
                                   ----------------------------------------------------------------------------------------

                   Theater Revenue     $6,047,000            $6,682,000      $  3,934,000      $          0    $ 16,663,000
         Theater Operating Expense      5,531,000             5,259,000         3,049,000                 0      13,839,000
     Depreciation and Amortization      1,038,000               627,000           388,000            24,000       2,077,000
          General & Administrative        423,000               240,000         1,822,000        2,848,000/3/     5,333,000
                                   ----------------------------------------------------------------------------------------
     Income (loss) from operations     ($945,000)            $  556,000       ($1,325,000)      ($2,872,000)    ($4,586,000)
                                   ========================================================================================


(1) Domestic theater operations in 2000 and 1999 include $475,000 and $381,000 respectively, in Theater Revenues and $419,000 and $229,000, respectively, of Theater Operating Expense from the Royal George Theatre.
(2) CineVista's general & administrative expense in 2000
            and 1999 are reported net of approximately $591,000 and $700,000, respectively, in management fees paid to Reading Corporate.

CineVista
---------

     CineVista's Theater Revenues increased approximately 17.8% or $1,073,000 to $7,120,000 in the six months ended June 30, 2000 from $6,047,000 in the corresponding prior year period. The increase was mainly due to 12 new screens opened at the Plaza Carolina since last year as well as higher-grossing movies released during the second quarter 2000 such as the "Perfect Storm", "Gone in 60 Seconds", and the "Gladiators".

     CineVista's Theater Operating Expenses increased approximately 21.4% or $1,186,000 to $6,717,000 in the six months ended June 30, 2000 from $5,531,000 in the corresponding period. The largest portion of the increase was due to the $403,000 increase in base rent due to the opening of the Plaza Carolina and payment of the common area maintenance (CAM) differential expense at the Plaza Americas and Humacao of approximately $100,000. The remaining increase is attributable to higher start-up costs associated with the Plaza Carolina an approximately 15% increase in the utilities rate from prior year, and increased maintenance and repair expenses.

     CineVista's Depreciation and amortization expense decreased approximately ($973,000) or 93.7% from $1,038,000 to $65,000. The decrease is attributable to the fact that CineVista's assets were deemed impaired and written down to their estimated realizable value during the third and fourth quarters of 1999.

     CineVista's General and administrative expenses decreased approximately 10.6% or $45,000 from $423,000 to $378,000. The decrease is primarily due to an approximately $50,000 decrease in professional fees.


Domestic Cinemas
----------------

     Domestic Cinemas' Theater Revenues decreased approximately 17.6% or $1,174,000 to $5,508,000 for the six months ended June 30, 2000 from $6,682,000 in the corresponding prior year six month period. The primary reason for the decrease in theater revenue from prior year is due to the fact that the Company stopped consolidating the Angelika Film Center LLC ("AFC") when it sold a 50% interest in AFC to National Auto Credit, Inc. ("NAC") on April 5, 2000. (The Company's remaining 33.3% interest in the AFC is being accounted for under the equity method of accounting). The 1999 Six Months period includes $3,485,000 of Theater revenue from the AFC as compared to $1,506,000 reported prior to the deconsolidation of AFC in April 2000. This decrease was offset by increases reported by Reading Cinema Manville and the Royal George Theater in Chicago which commenced operating in May 1999 and March 1999, respectively. At June 30, 2000, the Domestic Cinemas included 28 screens and 4 stages at 5 locations.

     Theater Operating Expenses decreased approximately 4.3% or $226,000 from $5,259,000 to $5,033,000 for the six months ended June 30, 2000 from the corresponding prior year period, primarily as a result of the deconsolidation of AFC as discussed above. The decrease attributable to the deconsolidation of AFC amounting to approximately $1,203,000 was offset by increased expenses of approximately $812,000 reported by Reading Cinemas Manville which opened in May 1999 and thus, had less than 2 months of theater operating expenses reported in the six months ended 1999 as well as increased operating expenses from the Royal George Theater ("RGT").

     The Domestic Cinemas' General and Administrative expenses decreased 44.2% or $106,000 to $134,000 for the six months ended June 30, 2000 from $240,000 in the corresponding prior year period due to reduced management fees paid to City Cinemas as a result of the decreased Theater Revenue in managed cinemas which were in operation in both 1999 and 2000 and as a result of the deconsolidation of AFC amounting to approximately $125,000.


Australia
---------

     Theater Revenues for Australian operations increased approximately 133.0% or $5,232,000 to $9,166,000 for the six months ended June 30, 2000 from $3,934,000 in the same six months period in 1999. Substantially all of the increase is due to the contribution of 5 new cinemas with 45 screens which were not in operation in the six months ended June 30, 1999. Reading Australia commenced operation of 2 new cinemas totaling 22 screens in the last quarter of 1999 and another cinema with 8 screens in the second quarter of 2000. At June 30, 2000 and 1999, Reading Australia operated 71 screens at 10 locations and 26 screens at 5 locations, respectively.

     Included as "Write-down of assets held for sale" for Reading Australia is approximately $1,725,000 of write down relating to the Whitehorse property, which is classified as "Assets held for sale" on the Consolidated Financial Statement as of June 30, 2000. Included in the $1,725,000 write-down is approximately a $700,000 write-down of Reading Australia's 50% equity investment in the Whitehorse property and $1,200,000 loan loss provision taken for the loan receivable from the Whitehorse joint venture partner as described in Note 5 to the Consolidated Financial Statements. The write-down was taken during the second quarter of 2000 as the Company determined, in light of offers made for the Whitehorse property, that the carrying value of the property was in excess of the likely net proceeds from a sale of the property.

     Theater Operating Expenses for Australian operations increased approximately 144.5% or $4,407,000 to $7,456,000 for the six months ended June 30, 2000 from $3,049,000 in the same period of 1999. The increase is primarily due to the initial start-up costs associated with the new cinemas and the operation of the 5 new cinemas.

     General and Administrative expense increased approximately 7.8% or $142,000 for the six months ended June 30, 2000 to $1,964,000 from $1,822,000 in the same period in 1999. The increase primarily related to carrying the costs of land held for development.


Corporate
---------

     General and Administrative costs (net of $320,000 associated with the New Zealand operations) decreased approximately 7.9% or $208,000 to $2,428,000 for the six months ended June 30, 2000 from $2,636,000, net of $212,000 associated with the New Zealand operations, in the corresponding prior year period primarily as a result of decreased payroll costs, travel and entertainment costs and office expenses associated with the Company's relocation of its offices from Philadelphia to Los Angeles.

     Real estate revenues for the six months ended June 30, 2000 include real estate rental income and the net proceeds of sales of the Company's real estate in the United States which the Company is liquidating. The Company has sold one Philadelphia property for net proceeds to the Company of approximately $1,393,000 in July 2000.

     "Interest and dividend" income for the six months ended June 30, 2000 and 1999 were $283,000 and $1,438,000, respectively. The decrease in "Interest and dividend" revenues is primarily a result of a reduction in average investable fund balances for the six months ended June 30, 2000 as compared to the corresponding prior year period due to investment of the majority of the Company's available cash balance in the Company's development projects.

Equity in Earnings of Affiliates
--------------------------------

     "Equity in earnings of affiliates" include earnings from the Company's investment in Citadel, BRI, WPG , NZ JV, AFC and NAC for the six months ended June 30, 2000. "Equity in earnings of affiliates" include earnings from the Company's investment in Citadel, BRI, WPG, and NZ JV for the six months ended June 30, 1999. "Equity in earnings of affiliate" decreased $3,591,000 to a loss of ($977,000) in the six months ended June 30, 2000 from income of $2,614,000 in the corresponding prior year period. The decrease in 2000 six months period is generally a result of (1) equity losses amounting to ($616,000) reported from the Company's April 2000 investment in NAC, (2) the increased losses of WPG in 2000 (see Note 5) to the Consolidated Financial Statements, and (3) the 1999 six months period including equity earnings from Citadel of $2,564,000 as compared to a ($205,000) loss in the 2000 six months period. The Citadel equity earnings in 1999 included a non-recurring gain for the sale of real estate by Citadel.

Other Income
------------

     "Other income" totaled $575,000 in the six months ended June 30, 2000 versus ($0) in the corresponding prior year period. Approximately $500,000 of the increase is due to the NAC option Fee recognized as other income during the second quarter of 2000.

Minority Interests
------------------

     "Minority interests" for the six months ended June 30, 2000 and 1999 amounted to $92,000 and $178,000, respectively, from AFC and in Reading Australia cinemas net income. During the second quarter 2000, the Company sold a 50% interest in AFC resulting in the deconsolidation of AFC for financial statement reporting purposes. Such decreases resulted in minority interest to decrease approximately $70,000 in the six months ended June 30, 2000 as discussed in Note 11 to the Consolidated Financial Statements.

Income Tax Provision
--------------------

     Income tax expense for the six months ended June 30, 2000 and 1999, respectively, includes $50,000 and $65,000 in current provision for federal and state income taxes, and accruals of $421,000 and $423,000 for foreign and state income states which are expected to be paid if certain intercompany loans are repaid.

Net loss
--------

     As a result of the above described factors the Company recorded a "Net loss" of ($2,900,000) and ($1,190,000) for the six months ended June 30, 2000 and 1999, respectively, an increase in loss of approximately ($1,710,000).

Net Loss Applicable to Common Stockholders
------------------------------------------

     For the six month periods ended June 30, 2000 and 1999, "Net loss applicable to common stockholders" includes provision for the 6.5% per annum dividend on the $62,000,000 stated value of the Company's Convertible Preferred Stock and amortization of an asset put option issued to Citadel. The provision for "Preferred stock dividends and amortization of an asset put option" includes approximately $1,788,000 of accumulated dividends on the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and $114,000 of dividends earned but not accrued on the Series A Preferred Stock.
No dividend with respect to the Series B Preferred Stock has been declared as of this date for the period from January 1, 1999 to June 30, 2000. Dividends in arrears amounted to approximately $5,477,000, including approximately $114,000 of dividends accumulated on the Series A Preferred Stock which was paid in July 2000.

Three Months Ended June 30, 2000 and 1999:
------------------------------------------

     Theater Revenues, Theater Operating Expense, Depreciation and amortization, and General and Administrative expense for each of the three month periods ended June 30, 2000 and 1999 were as follows:


                 Three months ended   Cine Vista(2)   Domestic Cinemas(1)
-----------------------------------                                          Australia          Corporate         Total
                      June 30, 2000
-----------------------------------
                                   ---------------------------------------------------------------------------------------

Theater Revenue                       $3,917,000            $2,034,000      $  4,811,000      $          0    $ 10,762,000
Theater Operating Expense              3,580,000             2,072,000         3,800,000                 0       9,452,000
Depreciation and Amortization             32,000               183,000           422,000            38,000         675,000
General & Administrative                 169,000                52,000         1,063,000         1,375,000       2,659,000
Write-down of assets held for sale             0                     0         1,725,000                 0       1,725,000
                                   ---------------------------------------------------------------------------------------
Income (loss) from operations         $  136,000             ($273,000)      ($2,199,000)      ($1,413,000)    ($3,749,000)
                                   =======================================================================================

Three months ended                       Cine              Domestic
-----------------------------------     Vista(2)          Cinemas(1)        Australia          Corporate         Total
June 30, 1999
-----------------------------------
                                   ---------------------------------------------------------------------------------------

Theater Revenue                       $3,326,000            $3,728,000      $  2,140,000      $          0    $  9,194,000
Theater Operating Expense              3,013,000             3,026,000         1,630,000                 0       7,669,000
Depreciation and Amortization            518,000               355,000           206,000            12,000       1,091,000
General & Administrative                 238,000               107,000           998,000         1,628,000       2,971,000
                                   ---------------------------------------------------------------------------------------
Income (loss) from operations          ($443,000)           $  240,000        ($ 694,000)      ($1,640,000)    ($2,537,000)
                                   =======================================================================================

(1) Domestic theater operations in 2000 include $240,000 and $214,000, respectively, in Theater Revenues and Theater Operating Expense from the Royal George Theatre.
(2) CineVista's general & administrative expense in 2000 and 1999 are reported net of approximately $296,000 and $350,000, respectively, in management fees paid to Reading Corporate.

CineVista
---------

     CineVista's Theater Revenues increased approximately 17.8% or $591,000 to $3,917,000 in the three months ended June 30, 2000 from $3,326,000 in the corresponding prior year period. The increase was mainly due to 12 new screens opened at the Plaza Carolina since last year as well as higher-grossing movies released during the second quarter 2000 such as the "Perfect Storm", "Gone in 60 Seconds", and the "Gladiators".

     CineVista's Theater Operating Expenses increased approximately 18.8% or $567,000 to $3,580,000 in the three months ended June 30, 2000 from $3,013,000 in the corresponding period. The largest portion of the increase was due to the increase in occupancy costs attributable to the opening of the Plaza Carolina and to expense items which vary directly with the increased Theater Revenue.

     CineVista's General and administrative expenses decreased approximately 30.0% or $69,000 from $238,000 to $169,000. The decrease is primarily due to an approximately $50,000 decrease in professional fees.


Domestic Cinemas
----------------

     Domestic Cinemas' Theater Revenues decreased approximately 45.4% or $1,694,000 to $2,034,000 for the three months ended June 30, 2000 from $3,728,000 in the corresponding prior year three month period. The primary reason for the decrease in theater revenue from prior year is due to the fact that the Company stopped consolidating the Angelika Film Center LLC ("AFC") when it sold 50% of the interest in AFC to National Auto Credit, Inc. ("NAC") on April 5, 2000. (The Company's remaining 33% interest in the AFC is being accounted for under the equity method of accounting). This decrease was offset by increases reported by Reading Cinema Manville and the Royal George Theater in Chicago which commenced operating in May 1999 and March 1999, respectively.

     Theater Operating Expenses decreased approximately 3.2% or $954,000 from $3,026,000 to $2,072,000 for the three months ended June 30, 2000 from the corresponding prior year period, primarily as a result of the deconsolidation of AFC as discussed above. The decrease attributable to the deconsolidation of AFC was offset by increased expenses reported by Reading Cinemas Manville which opened in May 1999 and thus, had less theater operating expenses reported in the three months ended 1999 as well as increased operating expenses from the Royal George Theater ("RGT").

     The Domestic Cinemas' General and Administrative expenses decreased 51.4% or $55,000 to $52,000 for the three months ended June 30, 2000 from $107,000 in the corresponding prior year period due to reduced management fees paid to City Cinemas as a result of the decreased Theater Revenue in managed cinemas which were in operation in both 1999 and 2000 and as a result of the deconsolidation of AFC.


Australia
---------

     Theater Revenues for Australian operations increased approximately 124.8% or $2,671,000 to $4,811,000 for the three months ended June 30, 2000 from $2,140,000 in the same three months period in 1999. Substantially all of the increase is due to the contribution of 5 new cinemas with 45 screens which were not in operation in the three months ended June 30, 1999. Reading Australia commenced operation of 2 new cinemas totaling 22 screens in the last quarter of 1999 and another cinema with 8 screens in the second quarter of 2000. At June 30, 2000 and 1999, Reading Australia operated 71 screens at 10 locations and 26 screens at 5 locations, respectively.

     Included as "Write-down of assets held for sale" for Reading Australia is approximately $1,725,000 of write down relating to the Whitehorse property, which is classified as "Assets held for sale" on the Consolidated Financial Statement as of June 30, 2000. Included in the $1,725,000 write-down is approximately a $700,000 write-down of Reading Australia's 50% equity investment in the Whitehorse property and $1,200,000 loan loss provision taken for the loan receivable from the Whitehorse joint venture partner as described in Note 5 to the Consolidated Financial Statements. The write-down was taken during the second quarter of 2000 as the Company determined, in light of offers made for the Whitehorse property, that the carrying value of the property was in excess of the likey net proceeds from a sale of the property.

     Theater Operating Expenses for Australian operations increased approximately 133.1% or $2,170,000 to $3,800,000 for the three months ended June 30, 2000 from $1,630,000 in the same period of 1999. The increase is primarily due to the initial start-up costs associated with new cinemas and the operation of the 5 new cinemas and due to an increase of approximately 1.6% in film and concession costs as a percentage of Theater Revenue.

     General and Administrative expense increased approximately 6.5% or $65,000 for the three months ended June 30, 2000 to $1,063,000 from $998,000 in the same period in 1999. The increase primarily related to carrying the costs of land held for development.


Corporate
---------

     General and Administrative costs (net of $211,000 associated with the New Zealand operations) decreased approximately 17.9% or $254,000 to $1,164,000 for the three months ended June 30, 2000 from $1,418,000, in the corresponding prior year period primarily as a result of a decrease in various costs associated with the Company's relocation of its offices from Philadelphia to Los Angeles decreasing during the second quarter of 2000.

     Real estate revenues for the three months ended June 30, 2000 include real estate rental income and the net proceeds of sales of the Company's real estate in the United States which the Company is liquidating. The Company has sold one Philadelphia property for net proceeds to the Company of approximately $1,393,000 in July 2000.

     "Interest and dividend" income for the three months ended June 30, 2000 and 1999 were $117,000 and $700,000, respectively. The decrease in "Interest and dividend" revenues is primarily a result of a reduction in average investable fund balances for the six months ended June 30, 2000 as compared to the corresponding prior year period due to investment of the majority of the Company's available cash balance in the Company's development projects.

Equity (losses) earnings of Affiliates
--------------------------------------

     "Equity (losses) earnings of affiliates" include earnings from the Company's investment in Citadel, BRI, WPG , NZ JV, AFC and NAC for the three months ended June 30, 2000. "Equity (losses) earnings of affiliates" include (losses) from the Company's investment in Citadel, BRI, WPG, and NZ JV for the three months ended June 30, 1999. "Equity (losses) earnings of affiliate" decreased $3,402,000 to a loss of ($878,000) in the three months ended June 30, 2000 from income of $2,524,000 in the corresponding prior year period. The decrease in 2000 three months period is generally a result of (1) equity losses amounting to ($616,000) reported in 2000 from the Company's April 2000 investment in NAC, (2) the increased losses of WPG in 2000 (see Note 5) and (3) the 1999 six months period including equity earnings from Citadel of $88,000 as compared to a ($230,000) loss in the 2000 three months period.

Other Income
------------

     "Other income" totaled $540,000 in the three months ended June 30, 2000 versus ($19,000) in the corresponding prior year period. Approximately $500,000 of the increase is due to the NAC option fee recognized as income during the second quarter.

Minority Interests
------------------

     "Minority interests" for the three months ended June 30, 2000 and 1999 amounted to $25,000 and $113,000, respectively, from minority shares in AFC and in Reading Australia cinemas net income. During the second quarter 2000, the Company sold a 50% interest in AFC resulting in the deconsolidation of AFC for financial statement reporting purpose. Such decreases resulted in a minority interest decrease in the three months ended June 30, 2000 as discussed in Note 11 to the Consolidated Financial Statements.

Net loss
--------

     As a result of the above described factors the Company recorded a "Net
(loss) income" of ($694,000) and $267,000 for the three months ended June 30, 2000 and 1999, respectively, a decrease in income of approximately ($961,000).

Net Loss Applicable to Common Stockholders
------------------------------------------

     For the three month periods ended June 30, 2000 and 1999, "Net loss applicable to common stockholders" includes provision for the 6.5% per annum dividend on the $62,000,000 stated value of the Company's Convertible Preferred Stock and amortization of an asset put option issued to Citadel. The provision for "Preferred stock dividends and amortization of an asset put option" includes approximately $894,000 of accumulated dividends on the Company's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and $114,000 of dividends earned but not accrued on the Series A Preferred Stock. Dividends accumulated on the Series A Preferred Stock were paid in July 2000.

Liquidity and Capital Resources

     At June 30, 2000, the Company had deficit working capital of approximately $18,542,000 (including bank debt due within one year of $15,310,000). Also, the Company had commitments to build cinemas and entertainment centers aggregating to approximately $29,520,000, approximately $15,000,000 of which is anticipated to be funded in 2000. In addition, the Company's affiliate, Citadel, holds all of the outstanding shares of the Company's Series A Voting Convertible Preferred Stock and has the option to require the Company to repurchase such shares at its stated value of $7,000,000 at any time during a ninety day period commencing October 16, 2001.

     Reading Australia has obtained a bank loan which provides for initial borrowings of up to $15,000,000 and, if additional bank participants are secured, aggregate borrowings of up to $44,625,000 and an extension of the loan maturity from December 31, 2000 to December 31, 2003. The existing line of credit should provide Reading Australia with adequate funding to complete an entertainment center presently under development in Sydney, and if additional lenders are secured, with adequate funding for a second entertainment center located in the Melbourne area in 2001. At June 30, 2000, $7,942,000 had been borrowed under Reading Australia's line of credit.

     At the present time, the Company has substantial assets invested in land, in entertainment center projects which are currently under construction or which have not been fully leased, and in cinemas which have been opened for less than six months and which, as a result, have higher operating costs than matured cinema operations. Accordingly, the Company is currently recording losses.

     In order to improve its liquidity, the Company is in the process of selling a number of assets, including a) certain property located in the Philadelphia metropolitan area, b) the Royal George Theatre in Chicago, c) WPG and d) all or substantially all of its domestic cinema assets. (See Note 5). In the event that such sources prove insufficient for such purposes, the Company will consider a) postponing or delaying development projects or b) bringing in joint venture partners and/or c) selling additional assets.

     In April 2000, a bank lender to CineVista demanded immediate repayment of the then outstanding line of credit loan balance, $4,350,000, after CineVista failed to satisfy certain financial covenants following the impairment loss recorded by CineVista in the third and fourth quarters of 1999. CineVista has repaid $950,000 of the outstanding bank debt and is in discussions with the lender concerning repayment of the remaining outstanding balance $3,400,000. However, the lender has not rescinded the acceleration demand. The Company does not presently have adequate liquid resources to repay such amounts, although management believes that asset sales, including a sale of certain Philadelphia properties, a sale of the Royal George Theatre (see Note 5), and the possible sale of the Company's Domestic Cinemas may provide the Company with sufficient funds to repay CineVista's bank debt.

     The Company also has $2,678,000 in seller provided financing which is due in 2001 and $1,200,000 in short-term loan from Citadel. The loan obtained from Citadel was used to pay off the $1,180,000 due to the former owner of the RGT in June 2000. The seller debt relates to a mortgage on property owned by Reading New Zealand, which is due in May 2001. The Company has received proposals from several banks relating to refinancing the $1,389,000 of Reading New Zealand bank debt which is due is December 2000.

     Under the terms of the joint venture agreement with WPG and Burstone (see
Note 5), the Company has guaranteed approximately $3,962,000 of WPG's debt and other obligations. The bank debt matured in 1999 and has been extended on a month-to-month basis subsequent to that time. WPG is currently endeavoring to sell the property secured by this debt.

     The City of Philadelphia (the "City") has asserted that the Company's North Viaduct property requires environmental decontamination and that the Company's share of any such remediation cost will aggregate approximately $3,500,000. The Company presently is in discussions with the City involving a possible conveyance of the property and believes that recorded reserves related to the North Viaduct are adequate.

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

     The following summarizes the major sources and uses of cash funds in the six months ended June 30:

2000:
----

     "Unrestricted cash and cash equivalents" decreased $10,063,000 from $13,277,000 at December 31, 1999 to $3,214,000 at June 30, 2000. Working
capital deficit increased $14,627,000 from a deficit of $3,915,000 at December 31, 1999 to an $18,542,000 deficit at June 30, 2000.

     Principal sources of liquid funds in the six-month period were $283,000 in "Interest and dividend" income, distributions received from joint ventures of approximately $81,000 and proceeds from loans of $10,521,000.

     In addition to operating and general administrative expenses, other uses of liquid funds for the six months ended June 30, 2000 included $12,323,000 of property and equipment purchases, payment of notes payable of approximately $2,339,000, net decrease in "Accounts payable and accrued expenses" of $1,855,000, and increase in restricted cash balances of $2,253,000.

1999:
----

     "Unrestricted cash and cash equivalents" decreased $22,205,000 from $58,593,000 at December 31, 1998 to $36,388,000 at June 30, 1999 as the Company
paid $15,812,000 to acquire property and equipment and reduced purchased commitments by $6,665,000. Working capital decreased $21,364,000 from $45,378,000 at December 31, 1998 to $24,014,000 at June 30, 1999.

     While not necessarily indicative of its results of operations determined under generally accepted accounting principles in the United States of America, CineVista's, the Domestic Theaters, and Reading Australia's operating cash flow (income or loss before depreciation and amortization and consideration of corporate general and administrative expenses) of $2,824,000 contributed to the Company's liquid funds for the six months ended June 30, 1999. Other principal sources of liquid funds in the current year quarter were $1,438,000 in "Interest and Dividend" income and an increase in notes payable of $2,712,000.


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

(a)      Exhibits

  27.1  Financial Data Schedule for the six months ended June 30, 2000.

(b)     Reports on Form 8-K.

          No reports on Form 8-K were filed during the reporting period.

     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     READING ENTERTAINMENT, INC. REGISTRANT




Date:         August 14, 2000        By:  /s/ Robert F. Smerling

                                        ------------------------------

                                          Robert F. Smerling
                                          President
                                          (Duly Authorized Officer)



Date:         August 14, 2000        By:  /s/  Andrzej J. Matyczynski

                                        ---------------------------

                                          Andrzej J. Matyczynski
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)