Form 10-Q
period 2000-09-30
READING ENTERTAINMENT INC
filed 2000-11-20
CIK 1023993

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________

                                   FORM 10-Q
(Mark One)

[_] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended:  September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to ___________

                       Commission file number 333-13413

                          READING ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)

               NEVADA                                   23-2859312
       (State of incorporation)             (I.R.S. Employer Identification No.)

   550 South Hope Street, Suite 1825                       90071
       Los Angeles, California                           (Zip Code)
(Address of principal executive offices)

Registrant's telephone number:  (213) 235-2226

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X          No  ___
                                ---

There were 7,449,364 shares of Common Stock outstanding as of November 1, 2000.

================================================================================

                 READING ENTERTAINMENT, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                  Page
                                                                                                  ----
PART I.     Financial Information
------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
                September 30, 2000 and December 31, 1999.............................................1

            Condensed Consolidated Statements of Operations for the
                Three Months and Nine months ended September 30, 2000 and 1999 (Unaudited)...........3

            Condensed Consolidated Statements of Cash Flows for the
                Nine months ended September 30, 2000 and 1999 (Unaudited)........................... 4

            Notes to Condensed Consolidated Financial Statements (Unaudited) ........................6

Item 2.     Management's Discussion and Analysis
                of Financial Condition and Results of Operations....................................18


PART II.    Other Information
--------

Item 1.     Legal Proceedings ......................................................................24

Item 2.     Changes in Securities...................................................................24

Item 3.     Defaults Upon Senior Securities.........................................................24

Item 4.     Submission of Matters to a Vote of Security Holders.....................................24

Item 5.     Other Information.......................................................................24

Item 6.     Exhibits and Reports on Form 8-K........................................................25

            Signatures..............................................................................26

                        PART I - Financial Information
                        ------------------------------

Item 1 - Financial Statements

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

                                                                           September 30,        December 31,
                                                                               2000                1999
--------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                     $  3,528           $ 13,277
Amounts receivable                                                               1,059                409
Restricted cash                                                                  1,047                948
Inventories                                                                        216                316
Prepayments and other current assets                                               957                931
--------------------------------------------------------------------------------------------------------------

      Total current assets                                                       6,807             15,881

Due from affiliate (Note 11)                                                        --              1,000
Investments in unconsolidated affiliates (Note 2)                               22,229             13,098
Assets held for sale (Note 5)                                                       --              5,740
Property held for development                                                   26,168             31,624
Property and equipment - net (Note 3)                                           61,246             57,854
Notes receivable from joint venture partners                                       391              1,549
Other assets                                                                     2,235              1,775
Cost in excess of assets acquired - net                                            101              9,975
--------------------------------------------------------------------------------------------------------------

      Total assets                                                            $119,177           $138,496
--------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands)

                                                                            September 30,       December 31,
                                                                                2000                1999
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses                                         $  5,202            $  7,486
Accrued taxes                                                                    1,270                 631
Film rent payable                                                                1,570               1,718
Borrowings                                                                      14,984               8,617
Other liabilities                                                                  561               1,344
-------------------------------------------------------------------------------------------------------------

      Total current liabilities                                                 23,587              19,796

Note payable                                                                       597               1,035
Other liabilities                                                                6,327               5,918
-------------------------------------------------------------------------------------------------------------
      Total liabilities                                                         30,511              26,749
-------------------------------------------------------------------------------------------------------------

Minority interests                                                                 404               2,064

Commitments and contingencies (Note 8)

Convertible Redeemable Series A Preferred Stock, held by
 affiliate, par value $.001 per share, stated value $7,000;
 Authorized, issued and outstanding - 70,000 shares                              7,000               7,000

Stockholders' Equity
Series B Preferred Stock, par value $.001 per share, stated value
 $55,000; Authorized, issued and outstanding - 550,000
 shares                                                                              1                   1
Preferred Stock, par value $.001 per share; Authorized -
 9,380,000 shares:  None issued                                                     --                  --
Common Stock, par value $.001 per share:  Authorized -
 25,000,000 shares:  Issued and outstanding - 7,449,364 shares
 (Note 6)                                                                            7                   7
Additional paid-in capital                                                     137,407             138,637
Accumulated deficit                                                            (38,385)            (31,910)
Accumulated other comprehensive loss (Note 9)                                  (17,768)             (4,052)
-------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                81,262             102,683
-------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                              $119,177            $138,496
-------------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

                                                         Three Months Ended                    Nine months Ended
                                                            September 30,                         September 30,
                                                            -------------                         -------------
                                                       2000               1999               2000               1999
--------------------------------------------------------------------------------------------------------------------
Revenues
  Theater
    Admissions                                     $  7,494           $  8,156           $ 23,038           $ 20,401
    Concessions                                       2,557              2,476              7,579              6,188
    Advertising and other                               638                506              1,866              1,212
  Real estate                                           159                265                547                395
--------------------------------------------------------------------------------------------------------------------
                                                     10,848             11,403             33,030             28,196
--------------------------------------------------------------------------------------------------------------------
Expenses
  Theater operating costs                            (8,644)            (8,160)           (26,783)           (21,197)
  Theater concession costs                             (529)              (582)            (1,596)            (1,384)
  Depreciation and amortization                        (655)            (1,195)            (2,089)            (3,272)
  General and administrative                         (3,110)            (3,230)            (8,334)            (8,563)
  Asset impairment charges                           (1,508)           (14,022)            (3,233)           (14,022)
--------------------------------------------------------------------------------------------------------------------
                                                    (14,446)           (27,189)           (42,035)           (48,438)
--------------------------------------------------------------------------------------------------------------------

Loss from operations                                 (3,598)           (15,786)            (9,005)           (20,242)

Other revenues (expenses)
  Gain on sale of assets                              1,221                 --              4,776                 --
  Interest and dividend revenue                          57                313                340              1,751
  Equity in (losses) earnings
     of unconsolidated affiliates (Note 2)             (884)               (59)            (1,861)             2,555
  Interest expense                                     (171)              (156)              (537)              (274)
  Other income, net                                     542                593              1,117                592
--------------------------------------------------------------------------------------------------------------------

Loss before minority interests and
   income taxes                                      (2,833)           (15,095)            (5,170)           (15,618)
Minority interests                                       (5)               (45)               (97)              (223)
--------------------------------------------------------------------------------------------------------------------

Loss before income taxes                             (2,838)           (15,140)            (5,267)           (15,841)
Income taxes (Note 4)                                  (396)              (186)              (867)              (674)
--------------------------------------------------------------------------------------------------------------------

Net loss                                             (3,234)           (15,326)            (6,134)           (16,515)
Less:  Preferred stock dividends and
 amortization of asset put option                    (1,007)            (1,085)            (3,127)            (3,250)
--------------------------------------------------------------------------------------------------------------------

Net loss applicable to common shareholders         $ (4,241)          $(16,411)          $ (9,261)          $(19,765)
--------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share (Note 7)          $  (0.57)          $  (2.20)          $  (1.24)          $  (2.65)
--------------------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited-Continued) (dollars in thousands)

                                                            Nine months ended
                                                              September 30,
                                                              -------------
                                                             2000       1999
-----------------------------------------------------------------------------
 Operating Activities
  Net loss                                                 $(6,134)  $(16,515)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Asset impairment charges                                3,233     14,022
     Depreciation and amortization                           2,089      3,272
     Equity in loss (earnings) of affiliates                 1,861     (2,555)
     Minority interests                                         97        223
     Other                                                     189        898
     Gain on disposal of assets                             (4,776)        --
     Changes in current assets and liabilities:
      Increase in current assets                            (1,816)      (342)
      Decrease in accounts payable and accrued expenses        622        673
      Decrease in film rent payable                            236        630
      (Decrease) increase in other liabilities                (951)       543
-----------------------------------------------------------------------------
Net cash (used in) provided by operating activities        $(5,350)  $    849
-----------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

                                                              Nine months ended
                                                                September 30,
                                                                -------------
                                                                2000         1999
------------------------------------------------------------------------------------
Investing Activities
 Proceeds from sale of assets                                $  5,658      $     --
 Distributions from (investments in) joint ventures               484        (1,221)
 Decrease (increase) in note receivable from joint venture        464          (123)
 Purchase of property held for development                       (158)       (1,779)
 Decrease in cash due to Angelika deconsolidation                (636)           --
 (Increase) decrease in restricted cash                          (679)           45
 Purchase of property and equipment, net                      (17,336)      (27,118)
 Acquisition of the Royal George Theater                           --        (3,000)
 Decrease in purchase commitments                                  --        (3,627)
------------------------------------------------------------------------------------
Net cash used in investing activities                         (12,203)      (36,823)
------------------------------------------------------------------------------------


Financing Activities
 Proceeds from borrowings                                      14,603         2,808
 Capital contributions from minority interests                     28            45
 Minority interest distributions                                  (43)         (371)
 Payment of preferred stock dividends                            (228)         (341)
 Proceeds from the New Zealand Joint Venture                     (486)           --
 Payments on borrowings                                        (5,245)         (704)
------------------------------------------------------------------------------------
Net cash provided by financing activities                       8,629         1,437
------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents     (825)         (252)
------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                          (9,749)      (34,789)
Cash and cash equivalents at beginning of year                 13,277        58,593
------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $  3,528      $ 23,804
------------------------------------------------------------------------------------

Supplemental Disclosures
Interest paid                                                $    345      $    278
Income taxes paid                                            $    125      $     96

Non-Cash Transaction
Exchange of 50% interest in Angelika for equity investment in National Auto Credit, Inc. (Note 2)
Debt extinguished as a part of the Royal George Theatre sale. (Note 11)

    See accompanying notes to condensed consolidated financial statements.

Reading Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2000

--------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

     Reading Entertainment, Inc. ("REI" or "Reading Entertainment" and, collectively with its subsidiaries and predecessors, "Reading" or the "Company") is in the business of developing and operating multiplex theaters in Australia and New Zealand. The Company also operates multiplex theaters in Puerto Rico and in the United States. The Company operates its theaters through various subsidiaries under the Angelika Film Centers and Reading Cinemas names in the mainland United States ("Domestic Theaters"); through Reading Cinemas of Puerto Rico, Inc., a wholly-owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or "Puerto Rico Circuit"); through Reading Entertainment Australia Pty., Limited (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia ("Australia Circuit"); and through Reading New Zealand Limited's (collectively with its subsidiaries referred to herein as "Reading New Zealand") participation in a theater joint venture operating under the Berkley Theaters name in New Zealand. The Company's entertainment center development activities in Australia are also conducted through Reading Australia and in New Zealand through Reading New Zealand.

     The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian dollar ($0.5415 and $0.6543 were the respective exchange rates of U.S. dollars per Australian dollar at September 30, 2000 and December 31, 1999) and the U.S. dollar and the New Zealand dollar ($0.4075 and $0.5215 were the respective exchange rates of U.S. dollar per New Zealand dollar at September 30, 2000 and December 31, 1999). In the accompanying financial statements, balance sheet accounts are translated into U.S. dollars at the exchange rates in effect on the reporting date, and operating results are translated into U.S. dollars at the average of the exchange rates in effect during each period reported.

     The financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim information and the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management believes that the Company is in compliance with the requirements of SAB 101, and therefore does not expect that the adoption of SAB 101 will have a material effect on the Company's results of operations or on its financial position.

Note 2 - Investments in Unconsolidated Affiliates

     The tables below set forth the carrying values of the Company's equity investments in unconsolidated affiliates, and the Company's share of their earnings or losses, for the periods presented.

                         September 30, December 31,
                              2000         1999
         --------------------------------------------------
                            (dollars in thousands)
          Citadel         $  8,923        $ 10,957
          NAC                8,837              --
          AFC                3,409              --
          NZ JV              1,060           2,141
          BRI                   --              --
         --------------------------------------------------
                          $ 22,229        $ 13,098
         --------------------------------------------------


                      Three Months Ended  Nine months Ended
                         September 30,      September 30,
                         ------------       ------------
                          2000    1999      2000    1999
         --------------------------------------------------
                              (dollars in thousands)
          Citadel        $(600)  $ 187   $  (805) $2,751
          NAC             (214)     --      (883)     --
          AFC               37      --       127      --
          NZ JV             24     (70)      105       3
          WPG (Note 5)    (131)    (67)     (405)    (90)
          Love Janis        --    (109)       --    (109)
         --------------------------------------------------
                         $(884)  $ (59)  $(1,861) $2,555
         --------------------------------------------------

Citadel Holding Corporation and Subsidiaries ("Citadel")

     Prior to September 2000, the Company owned 31.7% of the common stock of Citadel, comprised of 1,690,938 shares of Class A Common Stock and 422,734 shares of Class B Common Stock. In September 2000, Citadel issued its common stock to acquire Off Broadway Theatres, Inc. ("OBI"), diluting the Company's ownership interest in Citadel to approximately 21.3%. In accordance with the Securities Exchange Commission's Staff Accounting Bulletin No. 51, the Company decreased its additional paid-in capital by approximately $1,230,000, to reflect the dilution in the Company's ownership of Citadel's common stock.

     The Company accounts for its investment in Citadel using the equity method. Citadel's assets and liabilities totaled $61,553,000 and $21,576,000, respectively, at September 30, 2000, and the carrying value of the Company's investment in Citadel ($8,923,000) approximated the Company's underlying equity in Citadel's net assets, adjusted for the Company's percentage interest in the $1,998,000 loan receivable from Craig Corporation (collectively with its wholly owned subsidiaries "Craig"), an affiliate of Citadel and the Company (the loan is deducted from Citadel's shareholders equity for financial reporting purposes). The closing prices of Citadel's Class A Common Stock and Class B Common Stock on the American Stock Exchange at September 30, 2000 were $3.000 and $3.125 per share, respectively.

National Auto Credit, Inc. ("NAC") & Angelika Film Center LLC ("AFC")

     On April 5, 2000, the Company sold a 50% interest in AFC to NAC in exchange for 8,999,900 shares of NAC common stock and 100 shares of NAC preferred stock (see Note 10). Completion of this transaction (1) gave the Company a 25.9% ownership interest in NAC, (2) resulted in a gain of $4,797,000 attributable to the 50% of AFC sold to NAC, approximately $1,242,000 of which was deferred, representing the gain attributable to the Company's ownership percentage of NAC common stock, and (3) required that the accounts of AFC be de-consolidated from those of the Company, with the Company's remaining 33.3% interest in AFC accounted for by the equity method.

     On November 3, 2000, the Company sold 5,277,879 shares of NAC common stock and its 100 shares of NAC preferred stock to NAC, in exchange for a cash payment of $8,469,000. Concurrently, NAC purchased 15,863,360 shares of NAC common stock from Sam Frankino, the controlling shareholder and former Chairman and Chief Executive Officer of NAC and certain of his affiliates, in exchange for cash payments totaling $35,521,000 (which amount includes reimbursement of certain expenses and sundry amounts). Following completion of these concurrent transactions, the Company owned 27.3% of the outstanding common stock of NAC. Together with Citadel, which owned 7.75% of NAC common stock at September 30, 2000, the Company owned 35.1% of the outstanding common stock of NAC at September 30, 2000.

     AFC's assets and liabilities totaled $11,097,000 and $1,194,000, respectively, at September 30, 2000. The carrying value of the Company's investment in AFC at September 30, 2000 ($3,409,000) approximates the Company's underlying equity in the net assets of AFC.

New Zealand Joint Ventures ("NZ JV")

     Reading New Zealand owns a 50% interest in a joint venture, which in turn owns two theaters and leases a third theater.

Big 4 Ranch, Inc. ("BRI")

     The Company owns 2,226,173 shares of the common stock of BRI, representing an ownership interest of approximately 33.4%. The Company accounts for its investment in BRI using the equity method. BRI's net loss for the nine months ended September 30, 2000 totaled approximately ($883,000). The Company did not record its share of BRI's loss because the carrying value of its investment in BRI had previously been reduced to zero and the Company has no obligation to fund BRI's operating losses.

Note 3 - Property and Equipment

     The table below sets forth the Company's investment in property and equipment as of the dates indicated.

                                                  September 30,   December 31,
                                                       2000          1999
               ----------------------------------------------------------------

                                                     (dollars in thousands)
               Land                                  $  2,474      $  3,015

               Buildings                               14,189        13,258

               Leasehold improvements                  28,654        29,674

               Equipment                               25,242        24,225

               Construction-in-progress                15,944        11,137
               ----------------------------------------------------------------
                                                       86,503        81,309

               Accumulated depreciation                (7,237)       (6,295)

               Asset impairment reserve               (18,020)      (17,160)
               ----------------------------------------------------------------
                                                     $ 61,246      $ 57,854
               ----------------------------------------------------------------

      The carrying amount of land includes land associated with operating theater properties, and excludes land which has yet to be developed, which amounts are included in "Property held for development" in the Condensed Consolidated Balance Sheets.

      During the three months ended September 30, 2000, management determined that the Company was unlikely to proceed with one of its developments located in Australia, because the estimated cost of doing so would be uneconomical. Accordingly, the Company reduced its carrying value in this asset to zero at September 30, 2000, recording an impairment charge of $860,000.


Note 4 - Income Taxes

      Income tax expense for the nine months ended September 30, 2000 and 1999 includes $252,000 and $67,000, respectively, in current provisions for federal and state income taxes, and an accrual of $615,000 and $607,000, respectively, in foreign withholding taxes which are expected to be paid if certain intercompany loans are repaid.


Note 5 - Assets Held for Sale

     Reading Australia owns a 50% interest in the Whitehorse Property Group and in the unit trust, of which Whitehorse Property Group is the sole trustee (collectively, "WPG"). The ownership is structured as a joint venture with Burstone Victoria Pty Limited ("Burstone") which owns the remaining 50% interest in WPG. WPG owns a shopping center located near Melbourne, Australia.

     Reading Australia paid $1,400,000 for its interest in WPG. In addition, Reading Australia guaranteed a 50% interest in an existing loan in the amount of $6,120,000, incurred by WPG in connection with its purchase of the shopping center ("WPG Loan"), and loaned to the principals of Burstone approximately $1,400,000 to enable these individuals to buy out certain minority interests in Burstone ("Burstone Loan"). The Burstone Loan was due and payable on September 28, 2000 and is guaranteed by Burstone and is secured by the borrower's interest in Burstone and by Burstone's interest in WPG. Reading Australia has also guaranteed certain obligations of WPG to the City of Whitehorse, the owner of the land underlying the shopping center, currently estimated at approximately $621,000 ("WPG City Claims").

     In early 2000, WPG determined to sell its shopping center and commenced marketing the property for sale during the second quarter of 2000. Based upon then estimates of the potential proceeds which could be expected from a sale of the shopping center, and WPG's investment in the property, the Company wrote down its investment in WPG by approximately $1,725,000 during the three months ended June 30, 2000. WPG has not yet been successful in selling the shopping center, in part due to the refusal of Burstone to agree to sell at the price currently being offered by a prospective qualified purchaser, and on September 28, 2000 was unable to repay the WPG Loan when the same became due. In light of the position taken by Burstone, the Company has (1) commenced an action to recover the Burstone Loan; (2) entered into direct negotiations with WPG's bank lender concerning the payment and/or purchase of the WPG Loan, and (3) entered into negotiations to sell the shopping center to a potential purchaser (subject to the satisfactory completion of due diligence by that potential purchaser, and the procurement by Reading Australia of its right to sell the shopping center over any ongoing objections by Burstone). Based upon the contracted sales price for the shopping center, and taking into account the obligations of WPG under the WPG Loan and the WPG City Claims, management determined that the Company's remaining investment in WPG would not be recoverable. Accordingly, the Company reduced its investment in WPG to zero as of September 30, 2000, recording a charge of $343,000 during the three months ended September 30, 2000.

     WPG's net losses for the three and nine months ended September 30, 2000 totaled approximately ($131,000) and ($405,000), respectively. Reading recognized 100% of such losses because it effectively holds 100% of WPG due to its security interest in the WPG interest owned by Burstone and in the shares of Burstone owned by the borrowers under the Burstone Loan. These losses have been included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2000 as "Equity in (losses) earnings of affiliates". WPG's assets and liabilities totaled approximately $16,909,000 and $13,144,000, respectively, at September 30, 2000.


Note 6 - Common Stock Transfer Restrictions

     REI common stock, par value $.001, ("Common Stock") is traded on the Nasdaq National Market under the symbol RDGE. The Company's Articles of Incorporation include restrictions on the transfer of Common Stock which are intended to reduce the risk that an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, will occur, which change could reduce the amount of federal tax net loss carry forwards available to offset taxable income. The restrictions provide that any attempted sale, transfer, assignment or other disposition of any shares of common stock to any person or group who, after consideration of the proposed transfer, would own (within the meaning of the Code and such regulations) shares of common stock or any other securities of REI which are considered "stock" for purposes of Section 382, having a fair market value equal to or greater than 4.75% of the value of all outstanding shares of REI stock shall be void ab initio, unless the Board of Directors of the Company shall have given its prior written approval. The transfer restrictions will continue until January 1, 2003, unless earlier terminated by the Company's Board of Directors.

Note 7 - Loss Per Share

     The net loss available to common shareholders includes provision for dividends declared on the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), and for dividends that have accumulated but have not been declared on the Series B Voting Cumulative Convertible Preferred Stock ("Series B Preferred Stock") (collectively, the "Convertible Preferred Stock") and for amortization of the value of an asset put option which expired in the second quarter of 2000.

     The weighted average number of shares used in the computation of basic loss per share was 7,449,364 in both 2000 and 1999. The diluted loss per share is calculated by dividing the Company's net loss by the average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and the asset put option. The asset put option expired unexercised on May 13, 2000. During the three and nine months ended September 30, 2000, the Company recorded a net loss available to shareholders of ($4,241,000) and ($9,261,000), respectively. Therefore, stock options and the Convertible Preferred Stock were anti-dilutive.


Note 8 - Commitments and Contingencies

Property Development and Operations

     At September 30, 2000, the Company's more significant firm commitments and contractural obligations included (1) funding commitments over the next 12 months, totaling $7,635,000, in connection with the development of various cinema-based properties in Australia; (2) three separate bank loans that, by their current terms, are due and payable in full within 12 months of September 30, 2000 (the Company currently maintains separate bank facilities for each of Australia, New Zealand, and Puerto Rico); (3) potential liability under its guarantee of the WPG loan and under the guarantee of the WPG City Claims (see also Note 5); (4) the potential redemption during a ninety-day period commencing October 15, 2001, of the Company's Series A Voting Preferred Stock, which has a stated value of $7,000,000, is held by Citadel and was one dividend payment in arrears at September 30, 2000; and (5) accumulated dividends of $6,256,000, covering a period of seven calendar quarters through September 30, 2000, with respect to the Company's Series B Voting Preferred Stock held by Craig Corporation, the Company's majority shareholder.

     On November 3, 2000, NAC repurchased a portion of the Company's investment in NAC common stock for cash of $8,469,000, which substantially increased the Company's cash and equivalents (see also Notes 2 and 12).

     The Company intends to satisfy its near term commitments and obligations by
(1) commencing negotiations with two of its bank lenders for extensions of the maturity dates in connection with existing borrowings, with unpaid principal totaling $10,476,000 at September 30, 2000, though no assurances can be given that such negotiations will prove successful; (2) repaying from its available cash resources the remainder of the outstanding balance of its other bank loan, with unpaid principal of $1,200,000 at September 30, 2000; and (3) obtaining from an existing credit facility the funds necessary to complete the

Company's largest development in Australia (which amount is included in the aggregate funding commitments described above).

     With respect to the Series A Voting Preferred Stock held by Citadel, the Company intends to commence discussion over the coming months with Citadel to explore its options with respect to Citadel's repurchase option, though no assurance can be given that such discussion will result in an extension or deferral of Citadel's repurchase option. In addition, the Company may determine to permit quarterly dividend payments on the Series A Voting Preferred Stock to accumulate for some period of time in order to preserve cash. With respect to the Series B Voting Preferred Stock held by Craig, the Company generally intends to allow dividends thereon to accumulate indefinitely.

     In addition to the foregoing, the Company owns several undeveloped land parcels located in Australia. As part of its normal planning process, management will assess whether such properties can be economically developed, or whether one or more of these properties should be marketed for sale to third parties. At present, the Company has no plan to market for sale any of these properties.

     The year ending December 31, 2001 will be the first full year in which the Company's cinema business will reach substantially stabilized operations. Exclusive of the costs associated with holding undeveloped land or potentially developing one or more currently undeveloped properties, management currently believes that its cinema operations will become cash flow positive by the end of 2001.

Angelika Dallas

     The Company sold its lease and development rights to the Angelika Dallas project to Citadel in September 2000 for $356,000, which approximates the costs incurred by the Company to that date. The Company has agreed that, in the event the Angelika Dallas' EBITDA during the last twelve of the first twenty-four months following the opening of the theater is less than that amount producing a 20% theater level return on Citadel's investment in the theater, then the Company will reimburse to Citadel that amount of Citadel's investment necessary to produce such a 20% return for the twelve-month period; provided that, subject to certain exceptions, Citadel's investment in the theater does not exceed $2,300,000 (see also Note 11).

Legal Claims

     The City of Philadelphia (the "City") has asserted that the Company's North Viaduct property requires environmental decontamination and that the Company's share of any such remediation cost would aggregate approximately $3,500,000.
The Company is in discussions with the City involving a possible conveyance of the property and believes that recorded reserves related to the North Viaduct will be sufficient to cover the Company's share of the final remediation costs.

     On November 3, 2000, the Company settled, without liability, all claims against it alleged in a certain lawsuit entitled Sam J. Frankino V. David L.
                                                 ---------------------------
Huber, et al. C.A. No. 17984 brought by Sam J. Frankino in the Court of Chancery
----------------------------
of the State of Delaware. Incident to the settlement, the Company entered into a Stock Purchase and Standstill Agreement with Craig, Citadel, and NAC, pursuant to which, among other things, NAC repurchased 5,277,879 shares of NAC common stock and 100 shares of NAC preferred stock from the Company for an aggregate purchase price of $8,469,000. The remaining provisions of the Stock Purchase and Standstill Agreement are discussed in greater detail in Note 12.

Tax Audit

     The Company's 1996 tax return is under review by the Internal Revenue Service ("Service"). While the Company believes its reporting position in such period to be reasonable and the Service has not alleged any deficiencies, no assurances can be given that the Company's tax reporting position will be upheld.


Note 9 - Comprehensive Income

     The table below sets forth the Company's comprehensive loss (the Company's net loss plus the effect of the foreign currency translation adjustments) for the periods shown.

                                               Three Months                      Nine Months
                                           Ended September 30,               Ended September 30,
                                     --------------------------------  --------------------------------
                                               2000             1999             2000             1999
------------------------------------------------------------------------------------------------------
                                                          (dollars in thousands)
Net loss                                    $(3,234)        $(15,326)        $ (6,134)        $(16,515)
Other comprehensive (loss) income            (6,587)          (1,287)         (13,716)           1,749
------------------------------------------------------------------------------------------------------
Comprehensive loss                          $(9,821)        $(16,613)        $(19,850)        $(14,766)
------------------------------------------------------------------------------------------------------

Note 10 - Sale of Angelika Interest

     On April 5, 2000, the Company sold a 50% interest in AFC to NAC, which resulted in the reduction of its ownership interest in AFC to 33.3%. AFC is the owner of the Angelika Film Center & Cafe, located in the Soho district of Manhattan. The 50% membership interest ("Angelika Interest") in AFC was conveyed in exchange for 8,999,900 shares of the common stock of NAC, representing approximately 25.9% of the outstanding common stock of NAC (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class ("Angelika Transaction"). The Series A Preferred Stock has a liquidation preference of $1.50 per share, is convertible into the common stock of NAC on a share for share basis, is entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoys certain special voting rights. As a consequence of that transfer, (1) AFC is now owned 50% by NAC, 33.3% by the Company and 16.7% by Citadel, and (2) the Company and its affiliates own approximately 29% of the outstanding common stock of NAC. NAC Common Stock closed on September 30, 2000 at $0.75 per share.

     The Company had a financial statement basis of approximately $4,923,000 in the Angelika Interest. The sales price was determined to be approximately $9,720,000 for financial reporting purposes, which was calculated using $1.08 per common stock share, the average per share price of NAC common stock for the ten trading days prior to April 5, 2000, and the $1.50 per preferred stock share as specified in the sales agreement. In the contract setting forth the terms and conditions of the Angelika Transaction, however, the parties valued the Angelika Interest and the shares issued in the transaction at $13.5 million (or $1.50 per share), and this valuation has been adopted by the parties for tax purposes. The sale of the Angelika Interest to NAC resulted in an accounting gain of approximately $4,797,000, of which approximately $1,242,000, or 25.9%, was deferred to represent the Company's 25.9% equity interest in NAC. The deferred gain is included in the Consolidated Balance Sheet at September 30, 2000 in other long-term liabilities.

     On November 3, 2000, the Company sold to NAC 5,277,879 shares of the NAC common stock and all 100 shares of the NAC preferred stock issued to it in the Angelika Transaction for $8,469,000 (or $1.50 per share plus a time value of money factor of 12% per annum calculated from April 5, 2000). As a result of this repurchase, and certain other repurchases closed simultaneously with the repurchase described above, the Company now owns approximately 27% of the outstanding NAC common stock.

     As a result of its sale of the Angelika Interest, the Company's ownership of AFC was reduced to 33.3%, which required that the Company's remaining investment in AFC be accounted for by the equity method of accounting from the date of disposition. Prior to the disposition date, the Company consolidated AFC. The deconsolidation of AFC in April 2000 resulted in a decrease to the Consolidated Balance Sheet captions as follows (dollars in thousands):

          Cash                                            $  (636)
          Other assets                                       (192)
          Property, plant and equipment                      (695)
          Cost in excess of net assets acquired            (9,840)
          Liabilities                                      (1,240)
          Minority liability                               (1,670)

     The Consolidated Statements of Operations include the consolidated results of AFC prior to the Company's sale of the Angelika Interest, as follows:

                                 Three months ended       Nine months ended
                                    September 30,           September 30,
                                 2000         1999        2000         1999
--------------------------------------------------------------------------------
                                               (dollars in thousands)
Theater revenues              $      --    $  2,365       $   1,506     $ 5,850
Theater costs                        --      (1,419)         (1,068)     (3,691)
Depreciation/amortization            --        (172)           (183)       (515)
General and administrative           --        (149)            (41)       (314)
--------------------------------------------------------------------------------
 Income from operations              --         625             214       1,330
Minority interest and tax            --        (126)            (52)       (268)
--------------------------------------------------------------------------------
 Net earnings                 $      --    $    499       $     162      $ 1,062
--------------------------------------------------------------------------------

     NAC is a publicly traded company whose shares are traded in the over-the-counter market. Historically, NAC has been in the business of originating, purchasing and servicing sub-prime loans secured by second hand automobiles. However, in recent periods, NAC has sold substantially all of its inventory of loans, substantially reduced its work force and, in essence, reduced its assets to cash and its interest in AFC. The Company is advised by NAC that it is considering investments in several industries, one of them being domestic theater exhibition, and that the acquisition of the AFC interest constituted a possible first step in what may be a substantially larger commitment to that industry. During the six months ended June 30, 2000, the Company received $500,000 from NAC for an option that has since expired unexercised. Accordingly, for the nine months ended September 30, 2000, the Company recorded the $500,000 as other income.

Note 11 - Sale of Theater and Live Theater Assets

     Consistent with the Company's decision to limit its activities domestically, and to focus instead on the development of its opportunities in Australia and New Zealand, the Company consummated a number of transactions during the nine months ended September 30, 2000, as described below.

     Sutton Hill Transaction   In December 1998, the Company entered into an
     -----------------------
     agreement in principal ("Reading Agreement in Principal") with James J. Cotter and Michael R. Forman providing for a series of transactions which contemplated the Company's leasing or acquiring various cinemas and live theatre properties held by entities owned by Messrs. Cotter and Forman. In connection with the execution and delivery of the Reading Agreement in Principal, the Company made a $1,000,000 deposit.

     In May 2000, the Company, Citadel, and Messrs. Cotter and Forman entered into an agreement ("Citadel Agreement"), in which the Company assigned its rights and Citadel assumed the Company's obligations under the Reading Agreement in Principal, subject to certain modifications agreed to by Messrs. Cotter and Forman. Under that assignment, Citadel reimbursed the Company for the $1,000,000 deposit. The transactions contemplated by the Reading Agreement in Principal, as modified pursuant to negotiations between Citadel and Messrs. Cotter and Forman, was closed on September 1, 2000, and Reading has no further obligations or liabilities under the Reading Agreement in Principal.

     The Royal George Theatre Complex Transaction   In February 1999, the
     --------------------------------------------
     Company acquired the Royal George Theatre Complex, located in Chicago, for $3,000,000. On September 22, 2000, the Company transferred to Citadel its interest in Royal George Theatre LLC ("RGT"), the limited liability company formed by the Company to acquire and operate the Royal George Theatre complex, for $3,000,000, less an amount equal to the sum of (1) the long-term liabilities of RGT and (2) the difference between the short-term assets and liabilities of RGT. The Company realized net proceeds of $1,708,000 from the sale of its interest in RGT.

     The Angelika Film Center & Cafe Dallas Transaction   In 1999, the Company
     --------------------------------------------------
     entered into a lease of a to-be-constructed theatre in Dallas, known as the Angelika Film Center and Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, the Company assigned that lease to Citadel. In consideration of the assignment of the lease, Citadel paid to Reading approximately $356,000 in reimbursement of its costs incurred to date in acquiring the leasehold and fitting out the theater, and assumed the Company's obligations under the lease and under various agreements relating to the fitting out of the theater. The Company has agreed that, in the event the theater's EBITDA during the last twelve of the first twenty-four months following the opening of the theater is less than that amount producing a 20% theater level return on Citadel's investment in the theater, then the Company will reimburse to Citadel that amount of Citadel's investment necessary to produce such a 20% return for the twelve-months period; provided that, subject to certain exceptions, Citadel's investment in the theater does not exceed $2,300,000.

Note 12 - Subsequent Event

     On November 3, 2000 the Company, together with Craig and Citadel, entered into a stock purchase and standstill agreement (the "Standstill Agreement") with NAC. NAC is a public company, whose shares are traded in the OTC market under the symbol NAKD. The Standstill Agreement grows out of the settlement of a lawsuit brought by NAC against Mr. Sam Frankino ("Frankino") the former Chairman, Chief Executive Officer and controlling stockholder of NAC, and certain cross claims brought by Frankino against the Company, certain directors of NAC, and the financial advisor to NAC ("Frankino Litigation").

     Prior to the closing of the transactions contemplated by the Standstill Agreement, the Company owned 8,999,900 shares of NAC common stock, par value $0.05, and 100 shares representing the entire convertible preferred stock issued, par value $0.05, of NAC ("NAC Preferred Stock"). Citadel owned 1,055,100 shares of the NAC common stock and Frankino and certain of his affiliates (collectively, the "Frankino Parties") owned 15,863,360 shares of the NAC common stock. These holdings represented approximately 26%, 3%, and 46%,
respectively, of the equity of NAC.   The NAC common stock and NAC Preferred
Stock held by the Company was acquired directly from NAC in consideration of the transfer from the Company to NAC of the Angelika Interest.

     As a consequence of the closing of the transactions provided for or contemplated by the Standstill Agreement,

  . NAC repurchased all of the NAC common stock held by the Frankino Parties ("Frankino Shares") for $35,520,522, and 5,277,879 of the shares of NAC common stock and all 100 shares of the NAC Preferred Stock held by the Company for $8,468,770.

  .  The Frankino Litigation was dismissed with prejudice, and

  . The Company, Craig and Citadel (collectively referred to in the Standstill Agreement as the "Stockholders"), have agreed to certain limitations and restrictions on their rights as stockholders of NAC, in consideration of contractual assurances that (1) the Stockholders will, at their election, have representation upon the NAC Board of Directors, (2) that related party transactions will be subject to approval by the disinterested members of the NAC Board of Directors and (3) that certain material transactions will be subject to the approval of the stockholders generally of NAC.

     The Standstill Agreement, subject to earlier termination under certain circumstances, continues through and including August 31, 2003, and provides for the following:

  .  Representation on the NAC Board of Directors  The Stockholders will be
     --------------------------------------------
     entitled to two nominees on the NAC Board of Directors ("Stockholder Nominees").

  .  Election of Directors   In connection with the election of directors, the
     ---------------------
     Stockholders will vote their shares in the same manner and in the same proportion as the shares by all stockholders of the Company other than the Stockholders are voted in connection with such election. The Stockholders will not solicit proxies with respect to any such election, and will not seek to change the composition of the Board of Directors.

  .  Restrictions on Acquisition and Transfer  The Stockholders will not
     ----------------------------------------
     increase their holdings in NAC Common Stock beyond 33%, calculated on a fully diluted basis, other than pursuant to a tender offer for all of the outstanding NAC common stock, made on an any and all basis. Also, the Stockholders will not transfer their NAC common stock except as specified in the Standstill Agreement. These transfer provisions were specified by NAC, generally speaking, to prevent a transfer which would cause a change of control of NAC, except in case of a transfer in response to a tender offer.

  .  Restrictions on Solicitation of Proxies  Through and including August 31,
     ---------------------------------------
     2001, the Stockholders will not solicit proxies with respect to any proposal brought before the stockholders of NAC.

  .  Certain NAC Covenants   (1) that until such time as the NAC Board of
     ---------------------
     Directors has prepared, adopted and publicly disclosed a five-year business plan, NAC will not make any material acquisition or issue any material amount of securities, (2) NAC will comply with the stockholder approval requirements imposed upon companies listed on the NASDAQ/NMS with respect to transactions involving the issuance of securities, and will, in addition, put to a vote of the stockholders of NAC any transaction pursuant to which any person is to acquire more than 33% of the NAC's assets; and
     (3) all related party transactions will be subject to the review and approval of the disinterested directors.

  .  Termination  The Standstill Agreement can be terminated by (1) mutual
     -----------
     written agreement, or (2) by either party (i) in the event of permanent injunction prohibiting the transactions contemplated by the Standstill Agreement, (ii) by vote of a majority of the outstanding shares (calculated without reference to any shares held by the Stockholders), (iii) by vote of a majority of the independent directors of the Board of Directors of NAC to terminate the Standstill Agreement, (iv) in the event of a third party tender offer for more than 15% of the NAC Common Stock, or (v) in the event the NAC Board of Directors propose a Change of Control Transaction (as defined in the Standstill Agreement), or (vi) by the Stockholders, in the event NAC fails to appoint or to continue the Stockholder Nominees as directors of NAC. In the event of termination under clauses (b)(iii) or
     (b)(v), above, the NAC Covenants discussed immediately above, will survive such termination until immediately following the first annual meeting of stockholders held more than 120 days after such termination, and in the event of termination under clause (b)(v) above, NAC covenants described in subclauses (2) and (3) above and the provision for proportional voting with respect to the election of directors will likewise continue until immediately following such annual meeting of stockholders. The Standstill Agreement automatically terminates in the event that the ownership interests of the Stockholders in NAC should fall below 10% or exceed 90% of the outstanding NAC Common Stock.

     The parties have agreed in the Standstill Agreement, however, that the limitations set out in the second and fourth bullets above, are not to be construed to prevent any of the Stockholders from communicating with any other holder or holders of NAC common stock, including, without limitation, the expression of the opinion of the Stockholders with respect to any third party solicitation of proxies, provided that such Stockholder does not (1) provide to any holder of NAC common stock a proxy or other authorization permitting the Stockholder or its designee to vote any NAC common stock on such holder's behalf or (2) accept from any holder of NAC common stock, a proxy or other authorization permitting the Stockholder or its designee to vote any NAC common stock on such holder's behalf.

     The Standstill Agreement is attached as Exhibit 10.11 to the Company's Report on Form 10Q for the period ended September 30, 2000. The above description is necessarily summary in nature, and is qualified by reference to the Standstill Agreement as set forth in that exhibit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is principally engaged in the business of developing and operating multiplex theaters in Australia, New Zealand, the United States and Puerto Rico, and in developing and eventually operating theater based entertainment centers in Australia and New Zealand.

     During the past several years, the Company has been actively engaged in the construction of state-of-the art multiplexes, principally located in Australia. Certain of the Company's properties also include a non-cinema retail component. Though certain Australia-based cinemas commenced operation prior to 1999, a substantial majority of the Company's current Australia-based cinemas have been in operation for less than two years. The table below summarizes the number of cinema screens in operation as of each of the dates indicated.

                         Australia/
                         New Zealand      Puerto Rico       Domestic     Total
--------------------------------------------------------------------------------
December 31, 1998           30               44                22          96

September 30, 1999          31               44                42         117

December 31, 1999           76               56                42         174

September 30, 2000          81               56                34         171

     In the preceding table, (1) the increase in the number of cinema screens in Australia and New Zealand is wholly comprised of newly-constructed multiplexes;
(2) the increase in the number of cinema screens in Puerto Rico is represented by a newly-constructed, 12-screen multiplex that opened in December 1999; (3) the increase in the number of domestic screens during 1999 resulted from a newly-constructed, 12-screen multiplex and an existing 8-screen cinema; and (4) the decrease in the number of domestic screens during 2000 resulted from closure of the 8-screen cinema acquired during 1999. AFC, with 6 screens, is included for all periods.

     In addition to the growth in the number of screens in operation, the Company sold the Royal George Theater to Citadel in September 2000. The Royal George Theatre was originally acquired by the Company in February 1999. Further, the Company sold the Angelika Interest to NAC in April 2000, requiring that the results of AFC be subsequently de-consolidated from the Company's accounts. For these reasons, comparison of the Company's results between periods may prove difficult.

Results of Operations

     The tables and narrative which follow set forth and discuss the results of operations for the three and nine months ended September 30, 2000 and 1999. In the tables below, (1) theater revenues consist of admissions, concessions, and advertising; (2) theater expenses consist of the costs directly attributable to the operation of each complex (including employee-related, occupancy and operating costs, and depreciation); and (3) general and administrative expenses include all other costs attendant to the operation and management of the Company's affairs. The revenues and expenses generated by the

Company's Australian and New Zealand operations have been translated at the average exchange rates for each period presented (dollars in thousands).

                                             AUS/NZ        CineVista       Domestic
                                            Theaters        Theaters       Theaters        Corporate       Total
                                  ----------------------------------------------------------------------------------
Three Months Ended September 30
-------------------------------
2000
====================================================================================================================
Revenues                                    $  3,979        $  4,520        $  2,190         $   159        $ 10,848
Expenses                                      (3,549)         (3,966)         (2,288)            (25)         (9,828)
General & administrative expenses             (1,493)           (341)            (53)         (1,223)         (3,110)
--------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before
 asset impairment charge                      (1,063)            213            (151)         (1,089)         (2,090)
Asset impairment charge                       (1,508)             --              --              --          (1,508)
--------------------------------------------------------------------------------------------------------------------
(Loss) income from operations               $ (2,571)       $    213        $   (151)        $(1,089)       $ (3,598)
--------------------------------------------------------------------------------------------------------------------

1999
====================================================================================================================

Revenues                                    $  2,277        $  3,828        $  5,034         $   264        $ 11,403
Expenses                                      (2,147)         (3,579)         (4,199)            (12)         (9,937)
General & administrative expenses             (1,195)           (255)           (204)         (1,576)         (3,230)
--------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before
 asset impairment charge                      (1,065)             (6)            631          (1,324)         (1,764)
Asset impairment charge                           --         (14,022)             --              --         (14,022)
--------------------------------------------------------------------------------------------------------------------
(Loss) income from operations               $ (1,065)       $(14,028)       $    631         $(1,324)       $(15,786)
--------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30
------------------------------
2000
====================================================================================================================
Revenues                                    $ 13,145        $ 11,640        $  7,698         $   547        $ 33,030
Expenses                                     (11,827)        (10,748)         (7,851)            (42)        (30,468)
General & administrative expenses             (3,657)           (719)           (187)         (3,771)         (8,334)
--------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before
 asset impairment charge                      (2,339)            173            (340)         (3,266)         (5,772)
Asset impairment charge                       (3,233)             --              --              --          (3,233)
--------------------------------------------------------------------------------------------------------------------
(Loss) income from operations               $ (5,572)       $    173        $   (340)        $(3,266)       $ (9,005)
--------------------------------------------------------------------------------------------------------------------

1999
====================================================================================================================

Revenues                                    $  6,211        $  9,874        $ 11,716         $   395        $ 28,196
Expenses                                      (5,584)        (10,148)        (10,085)            (36)        (25,853)
General & administrative expenses             (3,017)           (678)           (444)         (4,424)         (8,563)
--------------------------------------------------------------------------------------------------------------------
(Loss) income from operations before
 asset impairment charge                      (2,390)           (952)          1,187          (4,065)         (6,220)
Asset impairment charge                           --         (14,022)             --              --         (14,022)
--------------------------------------------------------------------------------------------------------------------
(Loss) income from operations               $ (2,390)       $(14,974)       $  1,187         $(4,065)       $(20,242)
--------------------------------------------------------------------------------------------------------------------

Industry Overview

     The cinema exhibition business as a whole has experienced a noticeable decline in admissions and gross revenues during 2000 as compared with 1999, the first such decline in many years. The decline in admissions has been generally attributed by exhibitors and by distributors to the inconsistent quality of wide-release films and the absence of highly successful independent films. As a result, an unusually high percentage of films have experienced truncated theatrical runs, which has adversely impacted the margins available to exhibitors. Further, the number of cinema screens in operation in the United States and in Australia continued to increase during 2000, as they have during each of the past several years, reducing per screen revenues for exhibitors. These dual influences have resulted in an increase in the percentage of revenues absorbed by film rentals due distributors (since film rentals are generally higher, as a percentage of box office revenues, during the initial period of theatrical release) and a narrowing of the coverage afforded exhibitors' fixed costs.

Theater Revenues and Expenses

     The growth in theater revenues and expenses generated from the CineVista and Australia/New Zealand operations generally resulted from an increase in the number of screens in operation during the 2000 periods as compared with the same periods during 1999. The decline in theater revenues and expenses generated from the Company's domestic theaters resulted from the de-consolidation of AFC after April 5, 2000 and the closure of one location with 8 screens in June 2000.

General and Administrative Expenses

     The items below represent the more significant contributors to changes in general and administrative expenses between the 2000 and 1999 periods:

  . The opening of 50 additional screens in Australia/New Zealand since September 30, 1999 has increased the needed level of infrastructure support and its cost.

  . During the three months ended September 30, 2000, the Company commenced litigation in Puerto Rico against its principal competitor and against other parties, the costs of which caused legal expenses to rise during the 2000 periods as compared with the 1999 periods.

  . During the first nine months of 2000, the Company closed its Philadelphia office, and established Los Angeles as the Company's new corporate headquarters. Cost savings resulting from the closure began to appear during the three months ended September 30, 2000.

  . During each period presented, the Company incurred substantial costs in connection with various potential and realized transactions. The dollar amounts of such costs in 1999 was higher than such costs incurred during the 2000 periods, primarily due to unconsummated transactions involving one or more of the Company's affiliates.

Asset Impairment Charges

     During the third and fourth quarters of 1999, the Company determined that its investment in the CineVista Theaters had been permanently impaired. Accordingly, cumulative write-downs of $31,330,000 were recorded, with $14,022,000 of such amount recorded during the three months ended September 30, 1999.

     During 2000, the Company determined that its equity investment in WPG, an Australian joint venture, and its related note receivable from its joint venture partner, were not recoverable from the proceeds which could reasonably be expected from the intended disposition of the property by the joint venture. Accordingly, the Company reduced the carrying value of its aggregate investment by $342,000 and $2,067,000, respectively, during the three and nine months ended September 30, 2000. At September 30, 2000, the carrying value of the Company's investment had been reduced to zero.

     During the three months ended September 30, 2000, the Company determined that it would not proceed with development of one project in Australia. Based upon this decision, management determined that the Company's investment in this project was not recoverable and, accordingly, wrote off the Company's investment of $1,142,000, reducing the Company's investment to zero.

Non-recurring and Other Items

     During the three months ended September 30, 2000, the Company sold a land parcel located in the Philadelphia area in an all-cash transaction, recording a gain of $1,221,000.

     During the three months ended June 30, 2000, the Company sold the Angelika Interest to NAC, recording a net gain of $3,555,000. An additional gain arising from this transaction of $1,242,000 was deferred.

     Interest and dividend income declined substantially in each of the 2000 periods as compared with the same periods during 1999, primarily due a significant decline in the Company's liquidity.

     The Company's share of the results of its unconsolidated affiliates produced sizable losses for each of the 2000 periods, as compared with far superior results recorded during the same periods in 1999. The adverse change resulted primarily from (1) losses at Citadel during each of the 2000 periods, which reflected (a) write downs in connection with Citadel's investment in various agricultural partnerships, and (b) a negative margin produced by Citadel's theater operations; (2) losses at NAC, which the Company began accounting for under the equity method in April 2000; and (3) losses in connection with WPG, an Australian joint venture, and with respect to which the Company wrote down its entire remaining investment during the three months ended September 30, 2000 (see above).

     Other income includes insurance settlement proceeds of approximately $949,000 received by CineVista in the third quarter of 2000, and a fee of $500,000 previously paid by NAC to the Company for a now-expired option.

Business Plan, Capital Resources and Liquidity

     Since December 31, 1998, the Company's cash and cash equivalents have decreased from approximately $58,000,000, to approximately $13,000,000 at December 31, 1999, and to approximately $3,500,000 at September 30, 2000.
During this period the Company has utilized its available liquidity to (1) acquire land in Australia and New Zealand for the purpose of constructing state-of-the-art cinemas, or entertainment centers, thereon; (2) fit out newly-constructed cinema space in Australia, with respect to which the Company is a tenant under long-term leases; and (3) construct state-of-the-art cinemas on leased land in the United States (one location) and in Puerto Rico (one location). As a result of these investments, since 1998 the Company has added 50 theater screens in Australia and New Zealand (5 locations), 12 theater screens in Puerto Rico (one location), and 12 theater screens in the United States (one location). Each of the complexes completed and opened since 1998 has been financed solely with the Company's liquidity, except for one project located in Australia and one in Puerto Rico, with respect to which the costs of construction were financed with bank borrowings. In addition to its investments in now-operating cinemas, at September 30, 2000, the Company had a recorded investment of $26,200,000 (at current exchange rates) in various land parcels, located in Australia and New Zealand, each of which is intended for future development. Each of these investments in undeveloped land has been financed with Company's liquidity.

     As further described in Note 8, the Company has various commitments which, in the aggregate, exceed its current liquidity, or its current liquidity adjusted for operating cash flows expected to be generated during the next 12 months. However, in November 2000, the Company received $8,469,000 in cash from its sale of a portion of its investment in NAC common stock to NAC (see Notes 2, 10 and 12). In addition to this cash infusion, management is actively negotiating with its Australian bank lender for an extension of that loan's maturity date, which currently is due during the fourth quarter of 2000. Though no assurances can be given that management will be successful in obtaining the requested extension of the loan's maturity date, management has received preliminary indications from its bank lender that an extension is likely to be granted.

     With respect to the Series A Voting Preferred Stock held by Citadel, the Company intends to commence discussions over the coming months with Citadel, to explore its options with respect to Citadel's repurchase option, though no assurance can be given that these discussions will result in an extension or deferral of Citadel's repurchase option. With respect to the Series B Voting Preferred Stock held by Craig, the Company intends generally to allow dividends thereon to accumulate indefinitely.

     In addition to the foregoing, the Company owns several land parcels located in Australia which have yet to be developed. As part of its annual planning process, management intends to assess whether these properties can be economically developed, either independently or through joint ventures, or whether one or more of these properties should be marketed for sale, though at present, the Company has no intentions of marketing any of these properties.

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

                          PART II - Other Information
                          ---------------------------


Item 1 - Legal Proceedings

     For a description of legal proceedings, please refer to Item 3 entitled "Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended December 31, 1999.

Item 2 - Changes in Securities

     Not applicable.

Item 3 - Defaults Upon Senior Securities.

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

     At the Company's 2000 Annual Meeting of Shareholders held on September 12, 2000, the shareholders elected the Company's directors and voted on a non-binding stockholder proposal to liquidate the Company's assets and distribute to the shareholders (the "Steiner Proposal"). The results of the votes were as follows:


                    Election of Directors           For        Withheld
                    ---------------------           ---        --------
                    James J. Cotter              12,071,487       5,848
                    Scott A. Braly               12,071,387       5,948
                    Robert F. Loeffler           12,071,387       5,948
                    Kenneth S. McCormick         12,071,387       5,948
                    Robert F. Smerling           12,071,387       5,948
                    S. Craig Tompkins            12,071,487       5,848

                    Stockholder Proposal        For   Against   Abstain/No-Vote
                    --------------------        ---   -------   ---------------
                    Referred to in the Proxy
                    Statement as the
                    "Steiner Proposal".       69,648  11,575,897    431,790


Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.11  Standstill Agreement

          27   Financial Data Schedule (filed herewith)

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    READING ENTERTAINMENT, INC. REGISTRANT
                    --------------------------------------

Date:  November 20, 2000            By:  /s/ Scott Braly
                                         ---------------------------------
                                         Scott Braly
                                         Chief Executive Officer


Date:  November 20, 2000            By:  /s/ Robert F. Smerling
                                         ---------------------------------
                                         Robert F. Smerling
                                         President


Date:  November 20, 2000            By:  /s/ Andrzej Matyczynski
                                         ---------------------------------
                                         Andrzej Matyczynski
                                         Chief Financial Officer