Form 10-K
period 2000-12-31
READING ENTERTAINMENT INC
filed 2001-04-13
CIK 1023993

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the transition period from         to

                       Commission file number 333-13413

                          READING ENTERTAINMENT, INC.
            (Exact name of Registrant as specified in its charter)

        NEVADA                             23-2859312
(State of incorporation                  (IRS. Employer
   or organization)                  Identification Number)

   550 South Hope Street, Suite 1825
        Los Angeles, California                                90071
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including Area Code: (213) 235-2226

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

     Title of each class          Name of each exchange on which registered
     -------------------          -----------------------------------------
Common Stock, $0.001 Par Value                      NASDAQ

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 24, 2001, there were 7,449,364 shares of Common Stock outstanding. The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $4,567,696.

                     Documents Incorporated By Reference:

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          READING ENTERTAINMENT, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                          Page
                                                                          ----
                                 PART I.

 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   19
 Item 3.  Legal Proceedings.............................................   20
 Item 4.  Submission of Matters to a Vote of Security Holders...........   21

                                 PART II.

 Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters..................................   22
 Item 6.  Selected Financial Data.......................................   23
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................   24
 Item 7A. Quantitative and Qualitative Disclosure about Market Risk.....   33
 Item 8.  Financial Statements and Supplementary Data...................   34
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..........................   66

                                PART III.

 Item 10. Directors and Executive Officers of the Registrant............   66
 Item 11. Executive Compensation........................................   68
 Item 12. Security Ownership of Certain Beneficial Owners
           and Management...............................................   72
 Item 13. Certain Relationships and Related Transactions................   74

                                 PART IV.

 Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K..................................................   78

 Signatures..............................................................  82

                                    PART I

ITEM 1. BUSINESS

General

   Reading Entertainment, Inc., a Nevada corporation ("REI" and collectively with its consolidated subsidiaries and corporate predecessors, the "Company" or "Reading"), was formed in 1999 in a reorganization of the Company under a Nevada holding company. Initially organized in 1833, the Company has been doing business in the United States for over 167 years, most of that time as the Reading Railroad. Today, the Company is principally in two lines of business (i) the development and operation of multiplex cinemas in Australia, New Zealand, and Puerto Rico (operating, directly or through affiliates, 165 screens in 23 cinema complexes) and (ii) the development and operation of cinema based entertainment centers in Australia and New Zealand. Currently, the Company and its affiliates own approximately 119,768 square foot of developed retail space in Australia and New Zealand, and approximately 2,543,396 square foot of developable land located in various urbanized areas of Australia and New Zealand.

   In 2000, the Company determined to focus its activities on the further development of its assets and operations in Australia and New Zealand. Consequently, the Company has now disposed of most of its domestic cinema assets and is currently considering how best to dispose of its assets and operations in Puerto Rico, consistent with recovering, to the extent reasonably possible, its investment in that country. Since the Company's assets are located principally in Australia and New Zealand, the Company's net worth and shareholder equity are significantly influenced by currency fluctuations. The Australian and New Zealand dollars are each currently trading at or near 25 year lows. This factor will become more pronounced, as the Company disposes of and reduces its revenue generating assets in the United States and in Puerto Rico (which uses U.S dollars as it legal currency).

   Reading is currently operated as a member of a group of related companies (the "Craig Group of Companies"), ultimately controlled by Mr. James J. Cotter. Mr. Cotter, directly or through affiliates, controls over 50% of the voting power of Craig Corporation ("Craig Corp" and collectively with its wholly owned subsidiaries and corporate predecessors, "Craig"). Craig, in turn, owns securities representing approximately 78% of the voting power of REI, and reports with Reading on a consolidated basis for financial reporting purposes. Craig and Reading collectively own approximately 32.8% of the voting power of Citadel Holding Corporation ("CHC" and collectively with its consolidated subsidiaries and corporate predecessors, "Citadel"), and collectively with Mr. Cotter own approximately 49.3% of the voting power of that company. In addition, there is substantial management overlap between REI, Craig Corp and CHC.

   Mr. James J. Cotter is the Chairman of the Board of Directors and the Chief Executive Officer of each of REI, Craig Corp and CHC. Mr. S. Craig Tompkins is the President and a Director of Craig Corp, and the Vice Chairman and Corporate Secretary of each of REI and Citadel. Mr. Andrzej Matyczynski is the Chief Financial Officer and Treasurer of Craig, Reading and Citadel. Mr. Robert Smerling is the President and a Director of REI, and the President of Citadel's cinema exhibition subsidiary, Citadel Cinemas, Inc. Mr. Robert Loeffler is a Director and a member of the Audit Committees of each of REI, Craig Corp and Reading.

   In 2000, the administrative offices of the Company were moved to space adjacent to the office shared by Craig and Citadel and substantially all of the general and administrative employees of the three companies were moved to the Craig Corp payroll. The costs of these employees, as well as general and administrative items such as executive office space rent, are now allocated among the various members of the Craig Group of Companies based upon the relative amounts of time spent by these employees on the business of such companies. These allocations are made in the first instance by management, and are reviewed periodically by the Conflicts Committees of the Boards of Directors of REI, Craig Corp and Citadel.

   The management of the Craig Group of Companies believes that economies of scale and operating efficiencies could be achieved if CHC, Craig Corp. and Reading were to be consolidated into a single public company. Mr. Cotter has advised management that he would support such a transaction, so long as a fair allocation of the ownership of the consolidated company among the current stockholders of the three companies was achieved. Accordingly, management has recommended to the Boards of Directors of the three companies that REI, Craig Corp and CHC be consolidated in a transaction in which all of the stockholders of REI and Craig Corp become holders of CHC's Class A Nonvoting Common Stock, and in which REI and Craig Corp would each merge with wholly owned subsidiaries of CHC. Holders of employee and/or directors stock options would be given the opportunity to elect to convert their options, on the same terms and conditions as their currently outstanding options, into options to receive either Class A Non-Voting Common or Class B Voting Common Stock.

   Management anticipates that, following such a transaction, CHC's Class A Non-Voting Common Stock would be the principal trading security of the consolidated entity, as the CHC Class B Common Stock would only have approximately 1,336,331 shares outstanding for voting and financial statement purposes, 322,808 of which (or approximately 25%) would be held by Mr. Cotter. No CHC Class B Voting Common Stock would be issued in the transaction proposed by management, and Mr. Cotter, and his affiliates, would receive the same CHC Class A Non-Voting Common Stock for their interests in Craig Corp, as the public holders of such securities. The CHC Class B Voting Common Stock held by the Company and Craig would, upon the consolidation, be treated essentially the same as non-voting treasury shares and would not be considered to be "outstanding" for voting purposes or on Citadel's consolidated financial statements. Holders of existing stock options would have the option of converting their options into option to acquire either CHC Class A or Class B Common Stock.

   On March 15, 2001, the Boards of Directors of each of REI, Craig Corp. and CHC considered management's proposal, and determined that it would be in the best interests of their respective companies and stockholders to consummate such a consolidation transaction, so long as the allocation of ownership of the resultant consolidated entity among the equity holders of the constituent entities was fair. However, in light of the overlapping management and membership of the Boards of Directors of the three companies, and Mr. Cotter's status as a controlling stockholder of each of the three companies, it was determined to be appropriate to delegate management's proposal to the Conflicts Committees of the three companies. Accordingly, the Boards of Directors of each of the three companies delegated to their respective Conflict Committees authority and responsibility to review and take such action as they determined appropriate with respect to management's consolidation proposal, and authorized such committees to retain such professional advisors as they may require to carry out such delegated authority. These committees are composed entirely of independent outside directors. It is hoped that these committees will complete their work by the end of the second quarter of 2001.

   Shares of REI's common stock, par value $.001 per share (the "Common Stock"), are quoted on the Nasdaq Stock Market under the symbol RDGE.

Background of the Company and Recent Material Transactions

 Historic Railroad Activities

   Prior to 1976, the Company was principally in the transportation business, owning and operating the Reading Railroad. Following the disposition of substantially all of its rolling stock and active rail lines in 1976, the Company pursued a number of endeavors including the development of One Reading Center, a 600,000 square foot office complex located in Philadelphia, and initiated the activities which led to the development of the Pennsylvania Convention Center on land originally utilized by the Company for railroad purposes. Since 1976, the Company has steadily reduced its railroad real estate holdings.

 The Move to Cinema Exhibition and Entertainment Center Development

   In 1993, following the sale of its last major railroad real estate asset-- the historic Reading Terminal Headhouse in downtown Philadelphia--the Company entered the "Beyond the Home" or real estate based segment of the entertainment industry. Since that date, the Company has:

     (1) acquired and updated a chain of multiplex cinemas in Puerto Rico currently comprising 52 screens in seven cinemas and featuring conventional film product ("CineVista");

     (2) developed a chain of multiplex cinemas in Australia currently comprising 81 screens in eleven cinemas and featuring principally conventional film product ("Reading Cinemas"); and

     (3) acquired a 50% interest in a three cinema, thirteen screen cinema chain in New Zealand ("Berkeley Cinemas").

   During this time period, the Company also acquired or developed certain multiplex cinemas in the United States featuring both conventional film product and art or specialty film product (the "Reading Domestic Cinemas"). Included among these cinemas was the Angelika Film Center and Cafe located in the Soho District of Manhattan (the "NY Angelika"). However, in light of the Company's decision to focus its efforts and available assets on its overseas operations in Australia and New Zealand, the Company has now disposed all of its domestic cinema interests, other than a passive 33.33% interest in the Angelika Film Center LLC ("AFC"), the owner of the NY Angelika.

   Currently, the Company and its affiliates operate twenty-one cinemas with 146 screens in Australia, New Zealand, and Puerto Rico. In addition, the Company has under construction an additional 8-screen cinema in Australia (Chirnside) which is scheduled to open in the second quarter of 2001, and anticipates adding a further 14 screens by the end of 2002. The Company also anticipates an additional 10 screens in New Zealand (Wellington) by the end of 2002.

   In Australia and New Zealand, the Company is also in the business of developing entertainment centers, typically consisting of a multiplex cinema, complementary restaurant and retail uses, and convenient parking, all located on land owned or controlled by the Company. Reading opened the cinema portion of its first entertainment center in Perth in December 1999, and the cinema portion of a second and substantially larger entertainment center in Auburn, a suburb of Sydney, in September, 2000. The leasing of the ancillary space in these two entertainment centers has taken longer than originally anticipated by the Company. The Company currently only has signed offers to lease approximately 17% of the rentable space at Auburn. However, the Company currently projects that the centers will be substantially leased by July 2001. In December 2000, the Company broke ground on a third entertainment center located in Wellington, New Zealand. It is currently anticipated that the center will open in March 2002. The Company has entered into binding agreements to lease approximately 15,868 square feet of retail space representing approximately 45% of the non-cinema space in the Wellington entertainment center.

   The Company, where feasible, prefers to own the land on which it constructs its cinemas. In Puerto Rico, a variety of factors have caused the Company to rely on leasehold sites located principally in established urban areas or suburban malls. However, an ownership-oriented approach is being pursued in urban centers in Australia and New Zealand. This means that many of the Company's projects in Australia and New Zealand are more capital intensive, have longer lead times, entail greater development risks and have initially lower cash returns than the more leveraged development of cinemas in leased facilities in established malls. However, the Company believes that these risks are reasonably offset by the greater control and flexibility that the ownership of such sites provides to the Company and by the opportunity given to the Company to participate in the enhancement to the value of such land anticipated to result from the consumer traffic generated by a successful cinema operation. To date, the Company has acquired, or has the contract right to acquire, six sites in Australia which it believes may be suitable for development as entertainment centers. These sites (which include the entertainment centers at Perth and Auburn, currently in the leasing phase and the entertainment center currently under construction in Wellington) represent approximately 575,000 square feet of land area. In addition, the Company owns a 50-acre parcel in Melbourne, which, while originally purchased as a possible entertainment center site, is currently being held as a potential site for residential, office or mixed-use development. The Company is currently reviewing its land holdings in light of competitive condition in Australia, and may elect to sell to other developers some or all of the land and other interest in real property held for development as entertainment centers. Accordingly, no assurance can be given that the Company will build any additional entertainment centers.

 The Decision to Focus on Australia and New Zealand

   The Company has elected to focus its future cinema exhibition activities on Australia and New Zealand. The Company believes that, given its finite capital resources, the scope and extent of its current activities, investments and commitments in Australia and New Zealand, and the opportunities available to it in Australia and New Zealand, that it is in the best interests of the Company and its stockholders to concentrate on Australia and New Zealand. Accordingly, the Company has (1) sold to a third party a 50% membership interest in AFC; (2) sold to Citadel (a) the Company's right and obligation to acquire the chain of cinemas owned or managed by Manhattan based City Cinemas and the three Off-Broadway style live theaters owned by Off Broadway Investments, Inc.; (b) the Company's rights and obligations under a lease to fit out and operate an Angelika style cinema in Dallas, Texas; (c) the Company's fee interest in the Royal George Theatre Complex in Chicago Illinois; and (d) the Company's leasehold interests in the Angelika Film Center and Cafe in Houston, Texas; the Reading Manville 12 cinema in Manville, New Jersey; the St. Anthony Main cinema in Minneapolis, Minnesota and the Tower cinema in Sacramento California; and (3) determined to exit the Puerto Rican market, when feasible consistent with recouping, to the extent possible, its investment in Puerto Rico.

   The Sale of the Angelika Interest to NAC: In April 2000, the Company sold a 50% membership interest in AFC to National Auto Credit, Inc ("NAC"). AFC is the owner of the NY Angelika. The 50% membership interest (the "Angelika Interest") was conveyed in exchange for 8,999,900 shares of the common stock of NAC, representing at that time approximately 26% of the outstanding common stock of that company (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class. NAC common stock, which is traded in the over-the-counter market, closed April 5, 2000 at $1.03. The Series A Preferred Stock had a liquidation preference of $1.50 per share, was convertible into the common stock of NAC on a share for share basis, was entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoyed certain special voting rights.

   At the time of the transaction, the Company believed that NAC, which had significant amounts of cash available for investment but no real business or business plan, was potentially interested in further investments in the domestic cinema industry, and that it was a potential buyer for the remainder of the Company's domestic cinema assets. Incident to the purchase of the Angelika Interest, NAC paid to the Company a $500,000 option fee for the right to acquire these cinema assets. However, the option was never exercised, and NAC ultimately determined to acquire instead a "dot com" company with a business plan contemplating the generation of revenues through the bringing together of the buyers and financiers of used cars. In separate transactions in November and December 2000, NAC repurchased for a total of $14,702,000 the shares issued to the Company in consideration of the transfer of the Angelika Interest.

   The November 2000 transaction (at which time the Company sold 5,277,879 shares of its NAC Common Stock and all 100 of its shares of NAC Preferred Stock for an aggregate consideration of $8,468,770, or $1.67 per share) was incident to a settlement of certain litigation between NAC and its prior Chairman, Chief Executive Officer and controlling stockholder, Mr. Sam Frankino (the "Frankino Litigation"). Pursuant to that settlement, NAC repurchased all of the NAC Common Stock held by Mr. Frankino and certain of his affiliates (totaling 15,743,012 shares) for an aggregate purchase price of $35,340,000, or $2.245 per share. At the request of NAC, REI, Craig Corp, Citadel and FA, Inc. (a wholly owned subsidiary of REI, "FA" and collectively with REI, Craig Corp and FA, the "Reading Stockholders") as a part of the November 2000 stock repurchase transaction, entered into a Standstill Agreement with NAC. In the Standstill Agreement, the Reading Stockholders agreed to certain limitations and restriction on their rights as stockholders of NAC, and received contractual assurances (a) that the Reading Stockholders would have representation upon the NAC Board of Directors, (b) that any related party transactions would be subject to approval by the disinterested members of the NAC Board of Directors, (c) that certain material transactions would be subject to the approval of the stockholders generally of NAC, and (d) that no material transaction would be approved prior to the development, adoption and publication to the stockholders of NAC by the Board of Directors of NAC of a five-year business plan. The Standstill Agreement, subject to earlier termination under certain circumstances, was to have continued through and including August 31, 2003. Pursuant to their rights under the Standstill Agreement, the Reading Stockholders designated Messrs. James J. Cotter and Scott A. Braly as their representative on the NAC Board of Directors.

   The December 2000 transaction grew out of actions taken by NAC at a Board of Directors meeting which commenced on December 15, 2000 and continued on into the early morning hours of December 16, 2000. This meeting was held at the offices of Skadden Arps Slate Meagher & Flom LLP--legal counsel to NAC--in New York City. Among the items on the agenda for the meeting--faxed to directors on the evening of December 11, 2000--were the retention of James J. McNamara as the permanent Chairman and Chief Executive Officer, the adoption of a business plan (first distributed to Directors on December 12, 2000), and the consideration of various possible acquisitions (materials on which were distributed for the first time to directors on December 12 and December 13,
2000).

   After receiving the notice of meeting and agenda, Mr. Cotter circulated a memo addressed to each of the independent members of the NAC Board of Directors, advising that he did not believe that Mr. James McNamara, the then acting Chairman and Chief Executive Officer of NAC, was qualified to serve as the permanent Chairman and Chief Executive Officer of NAC and that he would oppose any nomination of Mr. McNamara to fill such positions on such a permanent basis. That memo stated in some detail the reasons which Mr. Cotter believed supported his conclusions with respect to the qualifications of Mr. McNamara.

   At the December 15, 2000 Board Meeting, a number of actions occurred to which Messrs. Cotter and Braly took exception, including the adoption, on virtually no notice and with virtually no discussion, of a purported five-year business plan for NAC and the approval, again on virtually no notice and with virtually no discussion, of a major investment in what Messrs. Cotter and Braly believed to be an unproven "dot com" company with a business plan contemplating the future generation of profits through the bringing together of the buyers and financiers of used cars. It also became apparent during the course of the meeting that Mr. McNamara had the support of at least a majority of the members of the NAC Board of Directors, and that they were prepared to approve on his behalf a very lucrative (and in the view of Mr. Cotter, grossly excessive) employment contract. No minutes of prior meetings or financial statements pertaining to NAC were provided to the directors.

   Following the negative votes by Messrs. Cotter and Braly, and during a break in the Board Meeting, Messrs. Cotter and Braly were approached by representatives of NAC with a proposal that NAC repurchase the shares of NAC Common Stock held by Reading and Citadel, conditioned on, among other things, the immediate resignation of Messrs. Cotter and Braly from the Board of Directors. The management of the Company, at the time this proposal was made, was already considering, in light of what had transpired and what management believed was about to transpire at the NAC Board Meeting, whether or not to exercise certain rights that the Company held, under its original agreement with NAC pertaining to the purchase and sale of the Angelika Interest, to put its remaining NAC Common Stock to NAC. Following discussions, which continued until the early morning hours of December 16, 2000, the Reading Stockholders entered into an agreement providing for the repurchase of all of the NAC Common Stock owned by the Company and Citadel at a purchase price of $1.67 per share. Pursuant to the terms of this agreement, Messrs. Cotter and Braly immediately resigned from the NAC Board of Directors. The agreement also includes certain standstill agreements on the part of the Reading Stockholders, certain waivers and releases by the parties, and certain indemnities by NAC. The sale transaction was closed on December 22, 2000, at which time the Company sold its remaining 3,721,021 shares of NAC Common Stock for approximately $6,214,000.

   Subsequently, on January 2, 2001, NAC issued a Report on Form 8K which included, among other things, a statement to the effect that Messrs. Cotter and Braly did not resign because of a disagreement with NAC on any matter relating to NAC's operations, policies or practices. Messrs. Cotter and Braly have advised NAC that they believe this statement to be materially incomplete and misleading, and have requested that corrective disclosure be made. To date, insofar as the Company is aware, no further disclosure with respect to the matter has been made by NAC.

   The Sale of the Remaining Domestic Cinema Assets to Citadel: With the exception of the 33.33% membership interest in AFC which has been retained by the Company, the Company has sold all of its remaining domestic cinema and live theater assets to Citadel. Prior to the assignment by the Company of such rights to Citadel in September 2000, the Company had the right under an agreement with Messrs. James J. Cotter and Michael Forman and certain of their affiliates (collectively referred to with Messrs. Cotter and Forman as "Sutton") to (a) lease, with option to purchase, the Cinemas I, II and III, the Murray Hill, the Sutton, and the Village East Cinemas, and to manage the NY Angelika, the Gotham, the 56th Street Playhouse, and the 86th Street Theater, all of which are located in Manhattan, and which are operated collectively as the City Cinemas Chain, (b) to purchase the 1/6th interest in the NY Angelika not already owned by the Company and (c) to acquire, through a stock merger (the "OBI Transaction"), the assets and business of Off Broadway Investments, Inc. ("OBI"), which assets consisted of the Minetta Lane, Orpheum and Union Square theaters in Manhattan (the "Off Broadway Theaters"). The acquisition of the cinema leases, cinema interest and the related management rights is collectively referred to as the "City Cinemas Transaction". In September 2000, Citadel closed the OBI Transaction and the City Cinemas Transaction with Sutton. Citadel reimbursed to the Company the $1,000,000 deposit that the Company had previously paid to Sutton with respect to the transactions. Shortly following the closing of the OBI Transaction and the City Cinemas Transaction, the Company conveyed to Citadel, at cost, its interests in the Dallas Angelika lease, and the Royal George Theatre Complex. In March 2001, the Company conveyed to Citadel its leasehold interests in the Houston Angelika Film Center & Cafe, the Reading Manville 12 cinema, the St. Anthony Main cinema and the Tower cinema in consideration of the delivery of a two year purchase money note in the amount of $1,706,000 accruing interest at 8% per annum.

   The Decision to Leave Puerto Rico: The Company is currently reviewing its alternatives with respect to the disposition of its assets and operations in Puerto Rico. The Company has not been satisfied with the performance of that market, and took writedowns in the amount of $31,330,000 with respect to such assets and operations in 1999. In the third quarter of 1999, the Company wrote off the entire carrying value of the Company's 8 screen cinema at the Plaza Las Americas Cinema (the "Plaza Cinema") of $14,022,000 upon the determination by the owners of the Plaza Las Americas in San Juan not to honor what the Company believes to have been a contractually binding obligation to lease to the Company a new state-of-the-art cinema complex at the Plaza Las Americas. The Plaza Las Americas is the largest shopping center in Puerto Rico. The Company currently leases an older 8-screen cinema at another location at the Plaza. The determination of the Plaza's owners to instead lease the new facility in the Plaza to the Company's principal competitor in Puerto Rico has eliminated the value of the Company's existing cinema in that shopping center, and will likely materially adversely affect the value of the remainder of the CineVista circuit. In the fourth quarter of 1999, the Company reduced the carrying value of CineVista to its estimated net realizable value based upon the Company's decision to exit the Puerto Rico market recording an additional impairment loss of $17,308,000. Accordingly, the CineVista circuit is now carried on the books of the Company at approximately $3,036,000.

   The Company has instituted litigation against the owner of the Plaza for what the Company believes to have been breach of contract and against the Company's principal competitor in Puerto Rico, which already controls over 80% of the box office in Puerto Rico, for what the Company believes to have been violation of various antitrust and unfair competition laws. Given the difficulties inherent in this type of litigation, no assurance of success can be given that a satisfactory result will be achieved. Similarly, while the Company intends to endeavor to sell its Puerto Rico circuit, in order to free up further assets for deployment in Australia and New Zealand, no assurances can be given that these endeavors will be successful.

Certain Ancillary Real Estate Activities

   In addition to its principal cinema and entertainment center development activities, the Company continues to wind up its historic railroad related activities, including the sale or other exploitation of its residual real estate interests. The Company also owns a fifty acre property assemblage located in the greater Melbourne, Australia area. Originally acquired in 1996 as a potential entertainment center site, the property is currently held for non-cinema related development. The Company believes this site to be the largest site available for development in the greater Melbourne metropolitan area, and to have a value substantially in excess of its book value. The Company is reviewing various alternatives with respect to this site.

 Certain Capital Raising Activities

   In recognition of the significant amount of capital required to compete in the cinema exhibition and real estate development businesses, and in furtherance of its plan to focus on the development of cinemas and cinema based entertainment centers, the Company reorganized under a Delaware holding company (the "96 Reorganization") on October 15, 1996, and completed a private placement of common and preferred stock which increased shareholders' equity, from approximately $69,000,000 to approximately $156,000,000 (the "Stock Transactions"). In March 2000, the Company completed and subsequently renewed an Australian dollar credit facility which provides for initial funding of up to AUS$25,000,000 to provide funding for the construction of the Auburn entertainment centers. In December 2000, the bank approved an additional AUS$5,000,000 for the construction of tenant improvements at the Perth and the Auburn centers, and the fit-out of a leasehold cinema at the Chirnside Shopping Center. Also in December 2000, the Company completed a New Zealand dollar credit facility which provides for funding of up to NZ$30,400,000 for the construction of the Company's Wellington, New Zealand entertainment center and the fit out of the cinema component of that center.

   At December 31, 2000, the Company had assets valued for balance sheet purposes at approximately $116,672,000 and no institutional indebtedness other than the Australian and New Zealand Credit Facilities discussed in the preceding paragraph, CineVista's Citibank loan, and the guarantee of a portion of the indebtedness secured by the Whitehorse Center, discussed below. The Company has liquidated the assets received in the Stock Transactions and reinvested the proceeds together with its other cash assets, in the development of cinemas and entertainment centers and the acquisition of land held for the development of cinemas and entertainment centers. Accordingly, at December 31, 2000, the Company held (a) property and equipment and (b) property held for development with an aggregate net book value of approximately $76,978,000 (calculated inclusive of approximately $25,158,000 of property held for potential development).

 Investments in Citadel and BRI

   The Company owns approximately 21.25% of Citadel. Citadel is principally in the business of owning and operating real estate intensive businesses, including cinemas, Off Broadway style theaters and commercial and agricultural real estate. Until recently, with consolidation of the general and administrative functions of the Craig Group of Companies, Citadel also provided real estate consulting services to Reading. Citadel also owns
70,000 shares, representing all of the outstanding shares, of the REI Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"). Citadel is a publicly reporting company, whose common stock is traded on the American Stock Exchange. Citadel's net loss during 2000 was approximately $3,542,000. The Company's share of such loss was approximately $918,000 which amount is included in the Consolidated Statement of Operations for the year ended December 31, 2000 as "Equity in (loss) earnings of affiliates".

   The Company also owns approximately 32% of Big 4 Ranch, Inc. ("BRI"). In December 1997, Citadel capitalized BRI, then a wholly owned subsidiary, with a cash contribution of $1,200,000 and distributed 100% of the shares of BRI to Citadel's common shareholders, including the Company. BRI, Citadel and Visalia, LLC (a limited liability company controlled by James J. Cotter, and owned, directly or indirectly, by Mr. Cotter and certain members of his family) are general partners in three general partnerships (the "Agricultural

Partnerships") which also in December 1997 acquired an approximately 1,600 acre agricultural property for approximately $7,600,000. The Agricultural Partnerships are owned 40%, 40%, and 20% by Citadel, BRI and Visalia, respectively. Through its equity interests in Citadel and BRI, the Company owns approximately 26% of the Agricultural Partnerships. The partnership structure was developed to comply with certain federal water laws that limit the amount of acreage irrigated by federal water that can be owned by any one entity.

   In 1998, the Agricultural Partnerships' citrus crop was lost due to a freeze. BRI's net loss (excluding the indirect share of such losses recorded by Citadel) was $1,090,000. The Company's share of such loss was $346,000. As a consequence of the freeze, BRI had virtually no revenues in 1999, and reported an additional net loss of $322,000. As a result of the loss in 1998, the Company's investment in BRI has been reduced to $0. Therefore, the Company did not make provision for BRI's 1999 loss in its Consolidated Statement of Operations. Due to poor market conditions and inferior fruit quality (in part as a residual consequence of the 1998 freeze), the Agricultural Partnerships and BRI also reported losses for 2000. Again, since the Company had previously reduced the carrying value of its investment in BRI to $0, the Company did not make provision for BRI's 2000 losses in its Consolidated Statement of Operations. The Company has no obligations to fund BRI's operating losses.

   The Agricultural Partnerships have not performed to expectation, and management is currently reviewing a possible disposition of either the assets of the Agricultural Partnerships or the Company's interest in BRI. The Company believes the value in its interest in BRI to be nominal, at best.

Description of Business

   The Company is primarily engaged in the development in Australia and New Zealand of cinema based entertainment centers and in the multiplex cinema exhibition business in Australia, New Zealand and Puerto Rico, focusing on the market for multiplex complexes featuring principally commercial film.

   While exceptions may be made from time to time with respect to certain well-situated cinemas with proven or projected draw, it is the Company's general intention to develop or acquire only state-of-the-art multiplex venues. With respect to new cinema construction, it is the Company's intention to concentrate primarily upon a stadium-seating format, and to feature wall-to-wall screens with state-of-the-art projection and sound. The Company's entertainment centers will typically be centered around a multiplex cinema, and feature complementary retail and restaurant facilities and convenient parking, all on land owned or controlled by the Company. Where possible, the Company prefers to own rather than lease properties.

   In the future, the Company intends to focus on the cinema and entertainment center market in Australia and New Zealand and to de-emphasize and ultimately to phase-out of the Puerto Rican cinema market. In March 2001, the Company sold substantially all of its domestic cinema assets, retaining only a 33.33% membership interest in AFC.

Reading Cinemas (Australia and New Zealand)

 General

   The Company currently operates eleven cinemas, consisting of 81 screens, in Australia and holds a 50% joint venture interest in three cinemas, consisting of 13 screens in New Zealand. The Company anticipates that it will open one additional cinema, consisting of 8 screens in Australia, during the remainder of 2001. In December 2000, the Company commenced construction of an entertainment center in Wellington, New Zealand, which will feature a 10 screen state-of-the-art multiplex cinema. It is not anticipated that this cinema will be open for business until March 2002.

   The Company commenced activities in Australia in mid-1995, and conducts business in Australia through its wholly owned affiliate, Reading Entertainment Australia Pty. Limited ("REA" and, collectively with its various subsidiaries, "Reading Australia"). Reading Australia is currently engaged in the development and operation of multiplex cinemas featuring conventional film product and the development of entertainment centers in Australia. Reading Australia's 81 screens are located in seven leased, one managed and three owned locations.

   The Company commenced operations in New Zealand in 1997 and conducts operations in New Zealand through its wholly owned affiliate, Reading New Zealand Limited (collectively with its various subsidiaries, "Reading New Zealand"). At the present time, all of the Company's cinema interests are held through a 50/50 joint venture with an experienced cinema operator ("Berkeley Cinemas"). The joint venture currently operates three cinemas representing 13 screens at two owned and one leased facility. The entertainment center currently being constructed in Wellington is wholly owned by the Company, but it is anticipated that the 10 screen cinema included in the center will be managed by Berkeley Cinemas.

 Entertainment Center Development

   Reading Australia and Reading New Zealand are also engaged in the development of entertainment centers which will typically consist of a multiplex cinema, complementary restaurant and retail facilities, and convenient parking, all on land owned or controlled by the Company. In December 1999, the Company opened the cinema portion of its first entertainment center in Australia. Located in Perth, the entertainment center includes a 10 screen cinema and upon completion, approximately 19,000 square feet of retail space. The Company opened the multiplex cinema component of its second entertainment center in September 2000. That entertainment center, located in the Sydney suburb of Auburn, near the site of the Olympic Village, includes a 10 screen cinema and approximately 59,000 square feet of retail space. The leasing up of the ancillary space at its Perth and Auburn entertainment centers has proven more difficult than originally anticipated by the Company. However, at the present time, the Company has leased approximately 14% of the non-cinema rentable space at Perth and has signed offers to lease approximately 17% of the non-cinema rentable space at Auburn.

   The Company has encountered substantial competition from established cinema exhibition and shopping center interests in Australia. In many cases, the owners of potentially competing cinemas or shopping centers have opposed necessary land use approvals, and have been successful in substantially delaying the Company's projects. On a number of occasions, these competitors have built new cinemas or enlarged their cinemas located in the same market area during these periods of delay. Accordingly, the Company is currently reviewing a number of its entertainment center projects, and may ultimately determine not to proceed with one or more of such projects. Where a decision not to proceed is made with respect to land owned by the Company, the Company may either sell that land or apply it to other purposes. At the present time, Reading Australia owns or has development rights to own three parcels, which it currently holds as potential entertainment center locations and none of which currently produce material cash flow. The Company is currently reviewing the suitability of each of these three locations for entertainment centers, and no assurances can be given that any of these sites will ultimately be developed for such purposes, or at all, by the Company.

   Reading Australia also owns a 50% joint venture interest in an existing shopping center located on leased land in the Melbourne area of Victoria, which it acquired in anticipation of redevelopment as an entertainment center (the "Whitehorse Center"). Unfortunately, the Company's plans for the redevelopment of the center encountered substantial opposition from competing cinema interests, resulting in substantial delays for the project. In addition, the Company's joint venture partner has not proved to be the source of financial strength that was anticipated by the Company at the time it entered into the joint venture. During the development delays, significant additional cinema competition has entered the Whitehorse market. Accordingly, the Company has advised its joint venture partner that it desires to sell the shopping center, and commenced marketing the property for sale. However, the Company's joint venture partner has, to date, resisted the Company's efforts to effectuate a sale of the property. Based on the initial offers received, the Company recorded an impairment loss to bring the carrying value of the WPG interest and the related loan receivable from the joint venture partner to zero as the Company considered its investment in the Whitehorse Center to be unrecoverable.

   The Whitehorse Center is subject to a mortgage in the principal amount of $6,283,000 (the "Whitehorse Debt"), which is currently in default. In March 2001, the Company acquired that Whitehorse Debt from the bank which held that debt for $6,322,000. This amount includes the original principal amount of the loan, accrued interest, plus certain collection costs incurred by the bank through the date the Whitehorse Debt was acquired by the Company. The Company has commenced collection activities against the Whitehorse Center, and believes it not unlikely that the proceeds of the sale of the Whitehorse Center will be insufficient to cover the sum of (a) the price paid by the Company for the Whitehorse Debt, (b) recoverable costs of collection and (c) interest accruing on the Whitehorse Debt between the time it was acquired by the Company and the date the Whitehorse Center is sold. The Whitehorse Debt is currently accruing interest at the default rate of 13.5% and the Whitehorse Center is not currently generating sufficient cash flow to cover its costs.

   Reading New Zealand owns an 114,518 square foot site located in downtown Wellington, the capital and second largest city in New Zealand. The site includes a parking facility. In December 2000, the Company commenced development of a 144,000 square foot entertainment center on this site in addition to the existing 1,180 car parking facility. The Wellington Entertainment Center will include the only state-of-the-art stadium design cinema in Wellington, and will include approximately 36,000 square feet of leasable retail area. The Company currently has in place binding lease commitments with respect to approximately half of that non-cinema leasable area. It is currently anticipated that the Wellington Entertainment Center will open in March, 2002.

   Summarized below are the properties held by the Company as entertainment centers (Auburn and Perth), or which are currently under development as entertainment centers (Wellington), or which are currently under review for development as entertainment center locations. No assurance can be given that any of the properties held for development entertainment center locations will ever be developed:

                                                                    Estimated
                                                                   Development
                                                       Approximate   Size in
                                 Land Size Approximate Cinema Size    Square
                                 in Square  Purchase    in Square   Footage of
   Site                           Footage     Price       Feet     Improvements
   ----                          --------- ----------- ----------- ------------
   Australia
   Auburn, NSW..................  499,122  $6,800,000    57,000      210,000
   Perth (Belmont)..............  103,204  $  945,000    41,000       69,000
   Frankston, Victoria..........  227,750         N/A       --           --
   Moonee Ponds, Victoria.......  124,754  $4,200,000    54,000      103,000
   Newmarket, Queensland........  176,528  $4,500,000    49,000      161,000

   New Zealand
   Wellington...................  151,803  $3,300,000    77,000      133,000

   In addition to the above, the Company has accumulated, as the consequence of three separate acquisitions, a fifty-acre site in Burwood, Victoria. This site was originally acquired for development of a megaplex cinema. However, such use is currently prohibited as a consequence of an adverse land use determination, which negated certain permits for the construction of cinemas on the site which were in place at the time the properties were acquired by Reading Australia. Due to the size of the accumulation and its location at the demographic center of the greater Melbourne metropolitan area, the Company believes that the accumulation has value substantially over and above its original purchase price and is currently reviewing its options as to potential development alternatives for the site.

 Joint Venture Cinemas

   Two of the Company's cinemas, consisting of 11 screens and located in country towns, are owned by Australia Country Cinemas Pty, Limited ("ACC"), a company owned 75% by Reading Australia and 25% by a company owned by an individual familiar with the market for cinemas in country towns. ACC has a limited right of first refusal to develop any cinema sites identified by Reading Australia or such individual which are located in country towns.

   One of the Company's cinemas, a 5 screen facility in Melbourne, is owned by a joint venture in which the Company has a 66.6% interest.

   Reading New Zealand has a 50% joint venture interest in a 5 screen multiplex cinema located in Whangaparoa, a 4 screen multiplex cinema located in Mission Bay, and a 4 screen cinema located in Takapuna. Reading New Zealand's partner in these ventures is an experienced cinema owner and operator. Two of the joint venture cinemas are fee properties and the third is leased.

 Certain Real Estate Development Risk Factors

   At the present time, the Company's activities in Australia and New Zealand are in significant part in the nature of speculative real estate development. While, in each case, the Company is its own anchor tenant, the success of the real estate aspects of the Company's business will depend upon a number of variables and are subject to a number of risks, some of which are outside of the Company's control. These variables and risks include, without limitation:

  . construction risks, such as weather, unknown and unknowable site conditions, and the availability and cost of materials and labor;

  . leasing risk with respect to ancillary space being constructed in connection with the entertainment centers--in certain cases such ancillary, space constitutes a substantial portion of the net leasable area of a particular entertainment center;

  . political risk, such as the possible change in midstream of existing zoning or development laws to accommodate competitive interests at Burwood; and

  . financing risks, such as the risk of investing U.S. dollars in Australia during times of currency exchange rate instability, and the difficulties of acquiring construction financing while the great majority of the Company's projects are developmental in nature.

   In light of these risks, no assurances can be given that the Company will be able to accomplish its business objectives in Australia and/or New Zealand. Furthermore, even if those objectives are eventually achieved, the realization of these objectives may require a longer period of time and a greater level of developmental costs than currently anticipated by the Company.

 Management of Cinemas

   Reading Australia's cinemas are managed by employees of the Company. Reading New Zealand's cinemas are operated by a Berkeley Cinemas.

 Background Information Regarding Australia

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

   Although Australia is the sixth largest country in the world in landmass, it only has a population of approximately 19.2 million people. This population is concentrated in a few coastal urban areas, with approximately 4.0 million in the greater Sydney area, 3.4 million in the greater Melbourne area, 1.7 million in the Brisbane area, 1.1 million in Adelaide and 1.4 million in Perth. Australia is one of the richest countries in the world in terms of natural resources per capita and one of the most economically developed countries in the world, although vast areas of the interior, known as "the Outback", remain all but uninhabited. The principal language is English, and the largest pan of the population traces its origin to Britain and Europe, although an increasing portion of the population has emigrated from the Far East. Australian taste in film has historically been similar to that of American audiences.

   Internal trade is dominated by the two most populous states, New South Wales (mainly Sydney) and Victoria (mainly Melbourne). Together these two states account for a majority of all wholesale trade and approximately 75% of all retail sales. At the present time, Australia's principal trading partners are the United States and Japan.

   Australia does not restrict the flow of currency into the country from the U.S. or out of Australia to the United States. Also, subject to certain review procedures, U.S. companies are typically permitted to operate businesses and to own real estate. On July 1, 2000, Australia implemented a goods and services tax ("GST") on all goods and services at a consistent rate of 10%. The Company does not believe that the GST has had a significant impact on the Company business.

 Background Information Concerning New Zealand

   New Zealand is a self-governing member of the Commonwealth of Nations. It is comprised of two large islands, and numerous small islands, with a total land area of approximately 104,500 square miles. The country has a population of approximately 3.6 million people, most of who are of European descent and the principal language is English. Wellington, with a population of approximately 350,000, is the capital and Auckland, with a population of approximately 1 million, the largest city. Most of the population lives in urban areas.

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

   Like Australia, New Zealand has a largely ceremonial governor-general, appointed by the Queen of England. However, the executive branch is run by a prime minister- typically the leader of the majority party in Parliament--and appointed ministers (typically chosen from the members of Parliament). The Parliament is elected by universal adult suffrage using a mixed member proportional system. Under this system, each voter casts two votes at the federal level, one for a local representative and one for a party. Fifty percent of the 120 seats in Parliament are determined by the direct election of local representatives, and the remaining fifty percent are elected based upon the number of votes garnered by the parties. The Prime Minister and his cabinet serve so long as they retain the confidence of the Parliament.

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

   The laws for monitoring and approving significant overseas investment into New Zealand reflect the country's generally receptive attitude towards such investment and the generally facilitating nature of the country's foreign investment policies. One hundred percent overseas ownership can be approved in nearly all industry sectors, including motion picture exhibition and distribution. A review process is also applicable to certain land transactions and the purchase of businesses or assets having a value of NZ$10,000 or more.

 Licensing/Pricing

   Films are licensed under agreements with major film distributors and several local distributors who distribute specialized films. Film exhibitors are provided with an opportunity to view films prior to negotiating with the film distributor the commercial terms applicable to its release. Films are licensed on a film-by-film, theater-by-theater basis. Reading Australia and Reading New Zealand license films from all film distributors as appropriate to each location. Generally, film payment terms are based upon various formulas which provide for payments based upon a specified percentage of box office receipts. With the exception of two cinemas in Australia, the Company has not encountered material problems in getting access to first run film product. The exceptions have been one cinema located in the Downtown area of Sydney and one art and specialty cinema. The downtown Sydney market has long been dominated by the major film exhibitors. The art and specialty cinema located in a Melbourne competes directly with affiliates of one of the major film distributors in Australia for such art and specialty film product. The Company is currently proceeding under the Film Industry Code of Conduct and has sought the assistance of the Australian Consumer and Competition Commission (the "ACCC") in an attempt to get full and complete film supply for these cinemas. Also, the Company filed a lawsuit against Roadshow Film Distributors in 2001, alleging unconscionable conduct and other trade practice violation by Roadshow Film Distributors in failing to provide certain first run film to the Company's cinema in downtown Sydney and to supply the Company's Melbourne art and specialty cinema. No assurances can be given, however, that these efforts will be successful.

 Competition

   The film exhibition market in Australia and New Zealand is highly concentrated and, in certain cases, vertically integrated. The principal exhibitors in Australia and New Zealand include Village Roadshow Limited ("Village") with approximately 222 screens in Australia and 76 screens in New Zealand, Greater Union and affiliates with approximately 431 screens in Australia and Hoyts Cinemas ("Hoyts") with approximately 341 screens in Australia and 47 screens in New Zealand. Independents, as a group, operate approximately 703 screens in Australia and 164 screens in New Zealand. These figures, however, understate in certain respects the degree of concentration in Australia and New Zealand. Typically, the Major Exhibitors (Village, Greater Union and Hoyts) own the newer multiplex and megaplex cinemas, while the independent exhibitors typically have older and smaller cinemas. Accordingly, the Company believes it likely that the Major Exhibitors may control upwards of 80% of the total cinema box office in Australia and New Zealand. Also, the Major Exhibitors have in recent periods built a number of new multiplexes as joint venture partners or under shared facility arrangements, and have historically not engaged in head-to-head competition, except in the downtown areas of Sydney and Melbourne.

   Greater Union is the owner of Birch Carroll & Coyle and a part owner of Village. Generally speaking, all new multiplex cinema projects announced by Village are being jointly developed by Greater Union, Village, and Warner Bros. These companies have substantial capital resources. Village had a publicly reported consolidated net worth of approximately AUS$1 billion at June 30, 2000. The Greater Union organization does not separately publish financial reports, but its parent, Amalgamated Holdings, had a publicly reported consolidated net worth of approximately AUS$388 million at June 30, 2000. Hoyts Cinemas does not separately publish financial reports as it has been acquired by a major Australian media and entertainment company, Consolidated Press Holdings.

   The industry is also somewhat vertically integrated in that Roadshow Film Distributors--a company owned in equal parts by Village and Greater Union-- serves as a distributor of film in Australia and New Zealand for Warner Bros. and New Line. Films produced or distributed by the majority of the local international independent producers are also distributed by Roadshow Film Distributors.

   In the view of the Company, the principal competitive restraint on the development of its business in Australia and New Zealand is the limited availability of good sites. However, unless the Company is successful in its efforts before the ACCC to open access to film in certain markets, it may be that access to film will also prove to be a principal competitive restrain on the further development of its business in Australia. The Company's principal competitors and certain major commercial real estate interests have typically used the historical course of land use development in Australia to prevent or delay the construction of freestanding cinemas in new entertainment oriented complexes, particularly where those complexes are located outside of an established central business district or shopping center development. Competitors or shopping center landlords typically contest the suitability of the Company's projects, resulting in appeals to applicable land tribunals and delays in development. In the case of the Company's fifty acre site at Burwood, the Minister for Planning and Local Government preempted local zoning authorities to prohibit the Company's intended development of a 25 screen cinema complex, which would have competed with complexes owned by the principal theater operators in Australia and located in shopping centers owned by some of the principal retail landlords in Australia.

   As reported in a television news documentary aired by Australia's Network Nine, this decision by the minister followed a record-breaking cash contribution by Village Roadshow to that minister's political party. According to other published reports, the amount of that contribution was in the range of AUS$800,000.

   In light of published revelations about the extent to which major shopping center interests such as Westfields and major film exhibition companies, such as Village, have been willing to go to block competitive developments, the Company is hopeful that the use of these types of tactics will be reduced in Australia. Recently, for example, all opposition to the Company's project at the Whitehorse Center was dropped. However, it may be that such efforts were dropped primarily because the goal of such opposition--the delay of the Whitehorse development while other competitive cinema facilities were brought on line--had been accomplished. In the view of the Company, it is clear that the opposition of entrenched interests such as Westfields and Village have substantially delayed and otherwise adversely affected the Company's endeavors to become the largest independent cinema exhibitor in Australia.

   The Company generally has not encountered problems in obtaining access to first run film product in Australia or New Zealand. However, the Company has encountered some difficulty where it has attempted to take on the established competitors in the downtown area of Sydney and in one situation where an art and specialty cinema, owned by a joint venture in which the Company is a participant, competes with affiliates of Roadshow Film Distributors. The Company is currently pursuing its remedies under the Film Industry Code of Conduct, before the ACCC and in private litigation against Roadshow Film Distributors. Also, the Company is in litigation with Village, alleging various trade practice violations. Litigation, however, is more difficult for plaintiffs in Australia than in the United States due to the limits on the scope and extent of the discovery permitted under Australian law. Depositions, for example, are not provided for under Australian procedures.

   Currency Risk: Generally speaking, the Company does not engage in currency hedging. The Company presently intends, to the fullest extent possible, to operate its Australian and New Zealand operations on a self-funding basis. The book value, stated in U.S. dollars, of the Company's net assets in Australia and New Zealand, (assets less liabilities and excludes redeemable preferred stock), are as follows:

                                                                     Net Assets
                                                                     -----------
       Reading Australia............................................ $29,804,000
       Reading New Zealand..........................................   3,882,000
                                                                     -----------
                                                                     $33,686,000
                                                                     ===========

   The Company believes that its asset base in Australia should provide a sufficient capital base to support the borrowings needed to complete the cinema and entertainment center projects contemplated for 2001. The Company has put into place an Australian dollar denominated credit facility with an Australia based institutional lender to provide the funding required to complete the landlord's tenant improvement work at its entertainment centers in Perth and Auburn and to complete the cinema fit out of the leasehold cinema projects being constructed at the Chirnside shopping center.

   With respect to New Zealand, the Company likewise believes that its assets in New Zealand should provide a sufficient capital base to support the borrowings needed to complete the currently contemplated entertainment center in downtown Wellington. In December, 2000 the Company entered into a New Zealand dollar denominated credit agreement with a New Zealand based institutional lender, which the Company believes is sufficient to cover all of the remaining costs of its entertainment center in Wellington, including, without limitation, the costs of all of the landlord's tenant improvement work, and the fit out of the 10 screen cinema component of the entertainment center.

   At the present time, the Australian and New Zealand dollars are trading at the lower end of their historic 25-year range vis a vis the U.S. dollar. Set forth below is a chart of the exchange ratios between these three currencies over the past ten years.


   Seasonality: Major films are generally released to coincide with the school holiday trading periods, particularly the summer holidays. Accordingly, Reading Australia and Reading New Zealand record greater revenues and earnings during the first half of the calendar year.

   Employees: Reading Australia has 23 full time executive and administrative employees and approximately 370 theater employees. Reading New Zealand currently has no employees. The Company believes its relations with its employees to be good.

Puerto Rico ("CineVista")

 General

   Acquired in 1994, CineVista currently operates 56 screens in eight leased facilities in Puerto Rico. During 1999, the Company opened a 12 screen complex at the Plaza Carolina, a regional shopping center in the San Juan area. The Company does not presently anticipate further expansion of this circuit, and would like to exit this market if a suitable buyer can be found.

   In Puerto Rico, the Company has determined to concentrate on multiplex cinemas located on leasehold properties, and the exhibition of conventional film product. All of CineVista's theaters are modern multi-screen facilities.

   CineVista derives approximately 68% of its revenues from box office receipts. Ticket prices vary by location, and provide for reduced rates for senior citizens and children. Box office receipts are reported net of a 10% excise tax imposed by Puerto Rico. Show times and features are placed in advertisements in local newspapers with the costs of such advertisements paid by CineVista. Film distributors may supplementally advertise certain feature films with the costs generally paid by distributors.

   Concession sales account for approximately 25% of total revenues. Concession products primarily include popcorn, candy and soda. CineVista has implemented training programs, incentive programs and experiments with product mix changes with the objective of increasing the amount and frequency of concession purchases by theater patrons.

   Screen advertising revenues contribute approximately 7% of total revenues. In Fiscal 2000, 1999 and 1998, CineVista had agreements with a major soft drink bottler and an independent advertising production company to show advertisements on theater screens prior to feature film showings. Other sources of revenue include revenues from theater rentals for meetings, conferences, special film exhibitions and vending machine receipts or rentals.

 Background Information about Puerto Rico and the Puerto Rican Cinema Market

   Puerto Rico is a self-governing Commonwealth of the United States with a population of approximately 3.8 million people. Puerto Rico exercises control over internal affairs similar to states of the United States; however, the relationship with the United States Federal Government is different than that of a state. Residents of Puerto Rico are citizens of the United States, but do not vote in national elections and, with certain exceptions, do not pay federal income taxes. Income taxes are paid instead under a system established by the Commonwealth. The United States mainland is Puerto Rico's largest trading partner.

   During the last five years, Puerto Rico has undergone significant retail shopping center development. During this period, the number of multiplex theaters has increased substantially. The Company's principal competitor, Caribbean Cinemas, a privately-owned company, has opened seven complexes adding approximately 64 screens since the beginning of 1996, and is expected to continue to open theaters competitive with those of CineVista. These new screens have adversely affected the Company's current operations. Since 1994, this competitor's share of the Puerto Rico box office has increased from 48% to 80%. The Company believes that the Puerto Rico market is currently over-built in many areas, and that there will be few, if any, opportunities in the near to medium term that would be attractive to the Company.

 Licensing/Pricing

   Films are licensed under agreements with major film distributors and several local distributors specializing in films of special interest to residents of Puerto Rico. Puerto Rico regulations generally require that film exhibitors be provided with an opportunity to view films prior to submitting bids, that film distributors provide advance notice of films which will be provided to the market, and are generally designed to preclude anticompetitive practices. Films are licensed on a film-by-film, theater-by-theater basis. Generally, film payment terms provide for payment to film distributors under various formulas, which provide for payments based upon a percentage of gross box office receipts.

   CineVista licenses film from substantially all of the major United States studios and is not dependent upon any one film distributor for all of its product. However, in the event the Company was unable to license film from a major studio, such lack of supply could have a material effect upon CineVista's business. CineVista believes that the popularity of the Puerto Rico exhibition market and Puerto Rico rules governing film licensing make such a situation unlikely. In 2000, films licensed from CineVista's eight largest film suppliers accounted for approximately 92% of CineVista's box office revenues.

 Competition

   The Company believes there are approximately thirty-two first-run movie theaters in daily operation with approximately 234 screens in Puerto Rico. Based upon number of screens, box office revenues and number of theaters, CineVista is the second largest exhibitor in Puerto Rico, with the two largest exhibitors accounting for over 99% of the box office revenues recorded in 2000, measured by theaters in daily operation. Competition among the theater exhibitors exists not only for theater patrons within certain geographic areas, but also for the licensing of films and the development of new theater sites. The number of sites suitable for multiplex cinemas is limited. CineVista's principal competitor is expected to continue to open theaters competitive with those of CineVista's.

   In Puerto Rico, the Company's strategy has been to build generally higher quality cinemas, with larger seats, more leg room and better sound than those constructed by its principal competitor, and to seek out and build in either well established retail centers with adequate parking on-site or in connection with the development of new retail centers being developed by experienced and well financed developers. The Company's principal competitor appears to have adopted a strategy of market dominance, building cinemas in areas which are, in the view of the Company, already over-screened, and offering rents which, again in the view of the Company, do not provide for an adequate return on capital for the cinema operator.

   Particularly injurious to the Company's competitive position in Puerto Rico was the opening in 2000 by Caribbean of a state-of-the-art multiplex cinema in the Plaza Las Americas. Prior to the opening of this cinema, the Company's cinema complex at the Plaza Las Americas was the Company's top grossing cinema in Puerto Rico. The Company believes that the entering into of the lease with respect to this cinema by the owner of the Plaza Las Americas and this competitor was in violation of agreements reached between the Company and the owner of the Plaza, and was an exercise of monopoly power by the Plaza and this competitor. The Company has commenced litigation against the owner of the Plaza and this competitor alleging, among other things, breach of contract, tortuous interference and various trade practice violations.

 Seasonality

   Most major films are released to coincide with the summer months, when schools are closed or the winter holiday seasons. Accordingly, CineVista has historically recorded greater revenues and earnings during the second half of the calendar year, except during 1998 when first half revenues were unseasonably high due to the strong box office performance of Titanic.

 Employees

   CineVista has approximately 160 employees in Puerto Rico, 12 of whom are employed under the terms of a collective bargaining agreement. The collective bargaining agreement expires in May 2001. The Company believes its relations with its employees in Puerto Rico to be good.

Domestic Cinemas

   During 2000 and the first quarter of 2001, the Company disposed of substantially all of its domestic cinemas. At the present time, the Company's only domestic cinema assets is a passive 33.33% interest in AFC.

Financial Information Relating to Industry Segments and Foreign and Domestic Operations

   See Note 3 to the Consolidated Financial Statements contained elsewhere herein.

The 96 Reorganization and Stock Transactions

   In October 1996, the Company reorganized under a new Delaware holding company, Reading Entertainment, Inc., a Delaware corporation ("Reading Delaware") (the "96 Reorganization"). In the 96 Reorganization, each outstanding share of Reading common stock was, in effect, converted into a share of Reading Delaware common stock. Prior to the 96 Reorganization, the law of Pennsylvania controlled such matters. Following the 96 Reorganization, the law of Delaware controlled the internal corporate affairs of the Company. In December 1999, the Company reorganized under a new Nevada holding company, the current Reading Entertainment, Inc., a Nevada corporation. Accordingly, the internal corporate affairs of the Company are now controlled by the law of Nevada.

   Immediately after the 96 Reorganization, Reading Delaware issued common stock and preferred stock in exchange for cash and other assets valued at approximately $93,400,000 increasing shareholder's equity from approximately $69,000,000 to approximately $156,000,000 (the "Stock Transactions"). In the Stock Transactions, Reading Delaware issued to Citadel 70,000 shares of Series A Voting Cumulative Preferred Stock (the "Series A Preferred Stock"), and granted to Citadel the option to sell its assets to the Company on certain terms (the "Asset Put Option"), in exchange for $7,000,000 in cash. Reading Delaware issued to Craig Corp 550,000 shares of Series B Voting Cumulative Preferred Stock (the "Series B Preferred Stock") and 2,476,140 shares of Common Stock in exchange for 693,650 shares of Stater Bros. Preferred Stock, the 50% membership interest in Reading International Cinemas LLC ("RIC") not previously owned by the Company, and 1,329,114 shares of Citadel Preferred Stock. The Citadel Preferred Stock was redeemed by Citadel in December 1996 for approximately $6,200,000. The Stater Bros. Preferred Stock was repurchased by Stater Bros. in the third quarter of 1997 for approximately $73,900,000.

   Under the Asset Put Option, Citadel had the right, exercisable at any time until May 2000, to require the Company to acquire substantially all of Citadel's assets, and assume related liabilities (such as mortgages), in exchange for shares of Common Stock. In exchange for up to $20,000,000 in aggregate appraised value of Citadel assets, REI was obligated to deliver to Citadel that number of shares of Common Stock determined by dividing the value of the Citadel assets by $12.25. If the appraised value of the Citadel assets was in excess of $20,000,000, REI was obligated to pay for the excess over $20,000,000 by issuing Common Stock at the then fair market value of such stock. REI was not obligated to acquire more than $30,000,000 of assets. In light of the trading price of such common stock at the end of the option period, Citadel elected not to exercise its rights under the Asset Put Option, and that option has now expired.

   The Series A and Series B Preferred Stock (collectively, the "Convertible Preferred Stock") have stated values of $7,000,000 and $55,000,000, respectively. Holders of each series of the Convertible Preferred Stock are entitled to cast 9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to shareholders of REl. Each share of Series A Preferred Stock is convertible into shares of Common Stock at a conversion price of $11.50, and each share of series B Preferred Stock is convertible into shares of Common Stock at a conversion price of $12.25, each subject to adjustment under certain circumstances. The shares of Series A Preferred Stock may also be converted after a change in control. REI has the right to require conversion of the Series A Preferred Stock if the average market price of the Common Stock over a 180-calendar day period exceeds $15.525. REI granted certain registration rights to Citadel with respect to the shares of Common Stock, issuable on conversion of the Series A Preferred Stock and the Asset Put Option.

   Citadel has the right during the ninety day period beginning October 15, 2001, or in the event of a change of control of the Company, to require the Company to repurchase the Series A Preferred Stock at its stated value plus accrued and unpaid dividends plus, in the case of a change of control, a premium. In addition, if REI fails to pay dividends on the Series A Preferred Stock for four quarters, Citadel may require REI to repurchase the Series A Preferred Stock. Also, REI has certain rights to redeem the Convertible Preferred Stock at its option. Due to the redemption provisions, the Series A Preferred Stock is not included as a component of Shareholders' Equity in the Consolidated Balance Sheet and is separately categorized as "Preferred Stock". The Company anticipates that, in the event that the Consolidation Transaction is not consummated, Citadel will exercise its right to require the Company to repurchase the Series A Preferred Stock. As of December 31, 2000, the Company was two quarters in arrears with respect to payment of dividends on the Series A Preferred Stock. All dividends in arrears were paid in March 2001.

ITEM 2. PROPERTIES

Executive and Administrative Offices

   The Company leases approximately 19,000 square feet of office space in Manhattan and Los Angeles in the United States, in Melbourne, Australia and in San Juan, Puerto Rico.

Entertainment Properties

 Leasehold Interests

   Subsequent to the sale of its domestic theaters to Citadel in March 2001, the Company has no domestic theater leases. The Company currently leases approximately 571,273 square feet of completed theater space in Australia and Puerto Rico as follows:

                                                  Aggregate Approximate Range of
                                                   Square          Terms
                                                   Footage  (including renewals)
                                                  --------- --------------------
   Australia ....................................  368,599      29-40 years
   Puerto Rico ..................................  202,674       3-40 years

 Fee Interests

   In Australia, the Company currently owns approximately 3,133,000 square feet of land at five locations. Substantially all of this land is located in the urban areas of Brisbane, Melbourne, Perth and Sydney, including the fifty-acre Burwood site in Melbourne.

   In New Zealand, the Company owns a 151,800 square foot site, which includes an existing 327,000 square feet nine story parking structure in the heart of Wellington, the capital of New Zealand, and a 698,330 square foot parcel in Takanini, a suburb of Auckland. The Wellington site is being developed as an entertainment center which will incorporate the existing parking garage. the Takanini site is under a contract of sale, anticipated to close in second or third quarter of 2001. The Company expects to close the sale at a gain of approximately $22,000, net of disposal costs.

   In the United States, the Company owned no fee interest entertainment property at December 31, 2000. During 2000, the Company sold the RGT to Citadel for $3,000,000, its approximate cost basis, less an amount equal to the sum of (1) the long-term liabilities of RGT and (2) the difference between the short-term assets and liabilities of RGT. The Company realized net proceeds of $1,708,000 from the sale of its interest in RGT.

 Joint Venture Interests

   Reading Australia owns (1) a 50% joint venture interest in the Whitehorse Center shopping center located on leased land in Melbourne; (2) a 66% joint venture interest in a leased five screen multiplex cinema in Melbourne; and
(3) a 75% interest in a venture which leases two cinemas with eleven screens in two Australian towns. As discussed previously in Part I--Item 1 "Reading Cinemas (Australia and New Zealand)", the Company wrote off its investment in the Whitehorse Center during the second and third quarters of 2000. The Company is currently endeavoring to sell the property.

   In New Zealand, the Company has 50% joint venture interest in two fee properties and one leasehold property, totaling approximately 87,100 square feet. The two fee parcels are improved with cinema/restaurant complexes. The leasehold is improved with a new multiplex cinema.

Non-Entertainment Properties

 Reading Australia

   In December 1995, Reading Australia acquired a fifty-acre site in Burwood, a suburban area within the Melbourne metropolitan area. Reading Australia had intended to build a multiplex theater on this site but the Minister for Planning and Local Government has intervened to negate certain permits that were in place at the time the land was acquired. The Company believes that the site has value as an assemblage for other uses, even if it is unable to develop the site as a theater, and is currently exploring other options.

 Domestic Non-Entertainment Real Estate

   When the Company's railroad assets were conveyed to Conrail, the Company retained fee ownership of approximately 700 parcels and rights-of-way located throughout Pennsylvania, Delaware, and New Jersey. Approximately fifteen parcels and rights-of-way located outside of Philadelphia are still owned by the Company. The parcels consist primarily of vacant land and buildings, some of which are leased. No material value is currently attributed by the Company to these real estate interests.

ITEM 3. LEGAL PROCEEDINGS

 Certain Shareholder Litigation

   In September 1996, the holder of 50 shares of common stock commenced a purported class action on behalf of the Company's minority shareholders in the Philadelphia County Court of Common Pleas relating to the 96 Reorganization and Stock Transactions. The complaint in the action (the "Complaint") named the Company, Craig, two former directors of the Company and certain of the then current directors of the Company as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions), and the current and former directors of the Company breached their fiduciary duty to the minority shareholders in the review and negotiation of the 96 Reorganization and Stock Transactions and that none of the directors of the Company were independent and that they all were controlled by James J. Cotter, Craig or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of the Company and that Craig would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in the Company was diluted by the transactions.

   In November 1996, plaintiffs filed an Amended Complaint against all of the Company's directors at that time, its two former directors and Craig. The Amended Complaint does not name the Company as a defendant. The Amended Complaint essentially restated all of the allegations contained in the Complaint and contended that the named defendant directors and Craig breached their fiduciary duties to the alleged class. The Amended Complaint sought unspecified damages on behalf of the alleged class and attorneys and experts' fees. On December 9, 1997, the Court certified the case as a Class Action and approved the plaintiff as Class Representative.

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

   On September 28, 1998, the defendants filed a motion for summary judgment. In February 2000, the Court granted summary judgment against the Plaintiff and in favor of all of the defendant directors. Craig was not dismissed, however, the Court agreed to reconsider Craig's motion in light of its decision to dismiss the claims against all of the defendant directors. Thereafter, the Court entered summary judgment in favor of Craig, and the plaintiff appealed the Court's determinations with respect to all defendants on February 8, 2001. The Company is advised that all defendants intend to defend against that appeal.

 Redevelopment Authority of the City of Philadelphia v. Reading

   On December 12, 1997, the Redevelopment Authority filed an action in the Philadelphia Court of Common Pleas which relates to the 1993 sale of the Headhouse property by Reading to the Authority. Plaintiff has alleged discovery of various contaminants--asbestos, PCB's lead paint--and alleged past and future clean-up costs in excess of $1,000,000. The action was settled in 2000 for approximately $100,000.

 Whitehorse Center Litigation

   On October 30, 2000, Reading Australia commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against its joint venture partner and the controlling stockholders of its joint venture partner in the Whitehorse Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect on a loan made by Reading Australia to Ms. Khor and Mr. Burr, which loan was guaranteed by Burstone Victoria PTY, LTD ("Burstone"). The defendants have asserted certain set-offs and counterclaims, alleging, in essence, that Reading Australia breached certain obligations it allegedly had to build a cinema at the Whitehorse Center, causing the defendants substantial damages. The Company believes that it has good and sufficient defenses to the defendants' assertions and counter claims. The case is currently in the discovery stage.

 Tax Audit

   The Company's 1996 tax return is under review by the Internal Revenue Service. While the Company believes its reporting position in such period to be reasonable and the Service has not alleged any deficiencies, no assurances can be made that the Company's tax reporting position will be upheld.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's 2000 Annual Meeting of Shareholders held on September 12, 2000, the shareholders elected the Company's directors and voted on a non-binding stockholder proposal to liquidate the Company's assets and distribute them to the shareholders (the "Steiner Proposal"). The results of the votes were as follows:

     Election of Directors                                      For     Withheld
     ---------------------                                   ---------- --------
     James J. Cotter........................................ 12,071,487  5,848
     Scott A. Braly......................................... 12,071,387  5,948
     Robert F. Loeffler..................................... 12,071,387  5,948
     Kenneth S. McCormick................................... 12,071,387  5,948
     Robert F. Smerling..................................... 12,071,387  5,948
     S. Craig Tompkins...................................... 12,071,487  5,848

             Stockholder Proposal            For    Against   Abstain/No-Vote
             --------------------           ------ ---------- ---------------
   Referred to in the Proxy Statement as
    the "Steiner Proposal"................. 69,648 11,575,897     431,790

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The following table sets forth the high and low prices of REl common stock as reported on the NASDAQ.

                                                                    High   Low
                                                                   ------ ------
                                                                   (in dollars)
     2000:
       Fourth Quarter............................................. 3 1/2  2 1/8
       Third Quarter.............................................. 5 7/8  3 5/8
       Second Quarter............................................. 6      4 1/2
       First Quarter.............................................. 5 3/4  3 5/32

     1999:
       Fourth Quarter............................................. 6 1/8  5
       Third Quarter.............................................. 7 9/16 5 3/4
       Second Quarter............................................. 8 3/8  6 5/8
       First Quarter.............................................. 8 1/8  7

   On March 24, 2001, the REI common stock closed at $2.00. On March 24, 2001, there were approximately 560 shareholders of record of REl common stock, which amount does not include individual participants in security position listings.

   REI has not paid any dividends on the common stock. The Company's Board of Directors does not intend to authorize payment of dividends on the common stock in the foreseeable future. Holders of the Convertible Preferred Stock are entitled to receive quarterly cumulative dividends at the annual rate of $6.50 per share of Series A Preferred Stock and $6.50 per share of Series B Preferred Stock, in each case before any dividends (other than dividends payable in common stock) are paid to the holders of the common stock. All of the Series A Preferred Stock is owned by Citadel and all of the Series B Preferred Stock is owned by Craig. As of December 31, 2000, the Company was two quarters in arrears with respect to the dividends payable on its Series A Preferred Stock. Those dividends were brought current during the first quarter of 2001. No dividends were declared nor paid on the Series B Preferred Stock in 2000 or 1999.

   On October 15, 1996, REI issued the Convertible Preferred Stock to Craig and Citadel (See Item 1. Business--The 96 Reorganization and Stock Transactions).

ITEM 6. SELECTED FINANCIAL DATA

   The following table sets forth certain historical consolidated financial information for the Company. This table is based on, and should be read in conjunction with, the Consolidated Financial Statements included elsewhere herein and the related notes thereto (dollars in thousands, except per share information).

                                        Year ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
Revenues....................  $ 42,237  $ 38,488  $ 33,929  $ 27,164  $ 18,779
Net (loss) income applicable
 to common shareholders.....  $(19,854) $(45,517) $ (6,728) $ (1,354) $  6,092
Earnings per share
 information
Basic (loss) earnings per
 share......................  $  (2.67) $  (6.11) $  (0.90) $  (0.18) $   1.11
Diluted (loss) earnings per
 share......................  $  (2.67) $  (6.11) $  (0.90) $  (0.18) $  (1.02)

                                            At December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
Total assets................  $116,672  $138,496  $172,287  $178,012  $181,754
Redeemable preferred stock..  $  7,000  $  7,000  $  7,000  $  7,000  $  7,000
Shareholders' equity........  $ 73,289  $102,683  $142,372  $150,485  $155,954

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

   Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries and corporate predecessors, "Reading" or the "Company") is principally engaged in the business of developing, owning and operating multiplex theaters in Australia, New Zealand and Puerto Rico, and in developing and eventually operating theater based entertainment centers in Australia and New Zealand. Prior to March 2001, the Company was also principally engaged in the business of developing, owning and operating cinemas in the United States. In transactions in April and September 2000 and March 2001, the Company conveyed to CHC all of its domestic cinema interests other than a 33.3% passive membership interest in Angelika Film Center LLC ("AFC").

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

                                          Australia/
                                          New Zealand Puerto Rico Domestic Total
                                          ----------- ----------- -------- -----
     December 31, 1998...................      30          44        22      96
     December 31, 1999...................      76          56        42     174
     December 31, 2000...................      81          56        28     165

   In the preceding table, (1) the increase in the number of cinema screens in Australia and New Zealand is wholly comprised of newly-constructed multiplexes; (2) the increase in the number of cinema screens in Puerto Rico is represented by a newly-constructed, 12-screen multiplex that opened in December 1999; (3) the increase in the number of domestic screens during 1999 resulted from the addition of a newly-constructed, 12-screen multiplex and a refurbished existing 8-screen cinema; (4) the decrease in the number of domestic screens during 2000 resulted from closure of the 8-screen cinema, and the deconsolidation of AFC (6 screens) following the sale of a 50% interest to NAC.

   In addition to the theater openings and closings, the Company sold the Royal George Theater ("RGT") to Citadel in September 2000. The RGT was originally acquired by the Company in February 1999. For these reasons, comparison of the Company's results between periods may prove difficult.

 Results of Operations

   The tables and narrative which follow set forth and discuss the results of operations for the three years ended December 31, 2000. In the tables below,
(1) theater revenues consist of admissions, concessions, and advertising; (2) theater expenses consist of the costs directly attributable to the operation of each complex (including film rental, employee-related, occupancy and operating costs, and depreciation); and (3) general and administrative expenses include all other costs attendant to the operation and management of the Company's affairs, net of intercompany transactions. The revenues and expenses generated by the Company's Australian and New Zealand operations have been translated at the average exchange rates for each period presented (dollars in thousands).

                                       New    Puerto
2000                      Australia  Zealand   Rico    Domestic  Corporate  Total
----                      ---------  ------- --------  --------  --------- --------
Revenues................  $ 16,840    $ 539  $ 15,117  $  9,503   $   238  $ 42,237
Expenses................   (15,720)    (124)  (14,505)   (9,877)      (66)  (40,292)
General & administrative
 expenses...............    (5,279)    (667)   (1,041)     (237)   (5,454)  (12,678)
                          --------    -----  --------  --------   -------  --------
                            (4,159)    (252)     (429)     (611)   (5,282)  (10,733)
Asset impairment
 charge.................    (3,209)     (24)      --    (11,743)      --    (14,976)
                          --------    -----  --------  --------   -------  --------
(Loss) from operations..  $ (7,368)    (276) $   (429) $(12,354)  $(5,282) $(25,709)
                          --------    -----  --------  --------   -------  --------

                                       New    Puerto
1999                      Australia  Zealand   Rico    Domestic  Corporate  Total
----                      ---------  ------- --------  --------  --------- --------
Revenues................  $  9,333    $ 297  $ 12,974  $ 15,504   $   380  $ 38,488
Expenses................    (8,753)     --    (13,326)  (13,319)      (99)  (35,497)
General & administrative
 expenses...............    (4,074)    (455)     (910)     (618)   (6,399)  (12,456)
                          --------    -----  --------  --------   -------  --------
                            (3,494)    (158)   (1,262)    1,567    (6,118)   (9,465)
Asset impairment
 charge.................       --       --    (31,330)     (136)   (3,717)  (35,183)
                          --------    -----  --------  --------   -------  --------
(Loss) income from
 operations.............  $ (3,494)   $(158) $(32,592) $  1,431   $(9,835) $(44,648)
                          --------    -----  --------  --------   -------  --------

                                       New    Puerto
1998                      Australia  Zealand   Rico    Domestic  Corporate  Total
----                      ---------  ------- --------  --------  --------- --------
Revenues................  $  6,212    $ --   $ 16,210  $ 11,134   $   373  $ 33,929
Expenses................    (5,286)     --    (14,897)   (9,475)      (38)  (29,696)
General & administrative
 expenses...............    (3,739)    (176)   (1,292)     (597)   (4,453)  (10,257)
                          --------    -----  --------  --------   -------  --------
(Loss) income from
 operations.............  $ (2,813)   $(176) $     21  $  1,062   $(4,118) $ (6,024)
                          --------    -----  --------  --------   -------  --------

Industry Overview

   While 2000 gross box office revenues were generally comparable with those achieved in 1999, the cinema exhibition business as a whole has experienced a noticeable decline in admissions during 2000 as compared with 1999, the first such decline in many years. The decline in admissions has been generally attributed by exhibitors and by distributors to the inconsistent quality of wide-release films and the absence of highly successful independent films. Since a substantial portion of a cinema's profitability is derived from concession sales, the impact on the industries bottom line is greater than might be expected given publicly available box office revenue information. The adverse effect of this decline in admissions on cinema cash flow has been exacerbated by the significant increase in the number of motion picture screens in recent periods. Furthermore, not only have these declining admissions been spread over a larger number of screens, the greater availability of screens has resulted in the release of a larger number of prints, making movies more readily available to customers during their early weeks of release--a time period when film rentals are customarily at their highest. These dual influences have resulted in an increase in the percentage of revenues absorbed by film rentals due distributors (since film rentals are generally higher, as a percentage of box office revenues, during the initial period of theatrical release and since the greater availability and lack of staying power of most films released in 2000 have resulted in a higher percentage of the industries revenues being realized in the first few weeks of a films life) and a narrowing of the coverage afforded exhibitors' fixed costs.

 Operating Revenues

   The growth in theater revenues and expenses generated from the Australia, New Zealand, and Puerto Rico's operations generally resulted from an increase in the number of screens in operation during the year ended December 31, 2000 as compared with the same period in 1999 and 1998. This increase was primarily due to the new Australian cinema developments which completed their first full year of operations in 2000 and one multiplex in Puerto Rico that opened near the end of 1999. The increase in Australia's theater revenues was offset by the decrease in domestic theater revenues from the de-consolidation of AFC after April 5, 2000 and the closure of one cinema with 8 screens in June 2000.

   Australia revenues increased in 2000 from 1999 and 1998 as a result of the 51 screens that have been added since December 31, 1998. Approximately 46 of the 51 new screens were placed into operation late 1999 and 2000 was the first full year of operations for these cinemas.

   New Zealand revenues include rental income on a parking garage which was acquired in 1999 and proceeds from the Company's interest in a joint venture which operates three cinemas in New Zealand. Reading New Zealand's 2000 operating revenues were higher than that recorded in 1999 primarily due to the fact that the Company received revenue generated from the parking area previously held in 50/50 joint venture. This joint venture interest was purchased by the Company in late 1999 and used as a parking area prior to the commencement of site development.

   Puerto Rico revenues increased in 2000 from 1999, reflecting the results of the first full year of operation for the 12 screens that were added towards the end of 1999. Puerto Rico's theater revenue decreased in 1999 from 1998 primarily due to deteriorating market conditions as competing cinemas opened or completed a full year of operations. In addition, 1998 theater revenues included $459,000 in revenues from a San Juan six-screen cinema which was destroyed by a hurricane in September 1998 and not re-opened.

   Domestic revenues decreased in 2000 from 1999 mainly due to the closing of an 8-screen cinema in June 2000 and the deconsolidation of AFC in April 2000 as discussed above. The increase in domestic revenues in 1999 from 1998 was due to the two cinemas (20 screens) that opened in May and July of 1999 and $1,161,000 in revenue from the RGT.

Operating Expenses

   Australia operating expenses increased in 2000 from 1999 and 1998 due to
(1) 51 new screens that were added in 1999 and 2000 and (2) start-up expenses associated with new cinema openings.

   New Zealand expenses also increased in 2000 from 1999 in line with the increase in revenue.

   Puerto Rico expenses were affected in 2000 by lower start-up costs associated with the opening of new cinemas which decreased when compared to 1999. With that exception, operating expenses in 2000, 1999 and 1998 were in line with the revenues.

   Domestic expenses decreased in 2000 from 1999 as a result of the Company's
(1) closing of an 8-screen cinema in June 2000, and (2) deconsolidation of AFC in April 2000. Expenses increased in 1999 from 1998 due primarily to the increased number of locations and screens in 1999 and the operations of the RGT which was acquired in March 1999.

 General and Administrative Expenses

   Australia expenses steadily increased from 1998 due to the level of infrastructure needed to support the opening and operation of 51 additional screens partially offset by a decrease in development costs written off.

   New Zealand expenses steadily increased from 1998 as a result of the Company's expanding real estate development activities. Substantially all such expenses are comprised of professional fees (legal and accounting) which are not direct project expenses.

   Puerto Rico expenses increased in 2000 from 1999 as a result of an increase in legal expenses relating to the Company's litigation against its principal competitor and other parties. Expenses decreased from 1998 to 1999 due primarily to the elimination of charges relating to the closing of ten screens during 1998 offset in part by increased write-offs of capitalized development costs and professional fees.

   Domestic expenses decreased in 2000 from 1999 primarily as a result of the Company's (1) closing of an 8-screen cinema in June 2000, and (2) deconsolidation of AFC in April 2000. Expenses remained comparable between 1999 and 1998. Expenses include $126,000, $488,000 and $488,000, in 2000, 1999 and 1998, respectively, of management fees paid to City Cinemas with respect to the management of certain of the Company's domestic cinemas. (See Note 3 to the Consolidated Financial Statements contained elsewhere herein.)

Asset Impairment Charges

 2000

   During the fourth quarter of 2000, the Company determined to sell its remaining domestic cinema assets and concurrently with this decision, wrote down the carrying value of its four domestic cinemas (28 screens) to its estimated market value. The estimated market value of approximately $1,706,000 was calculated using a cash flow multiple of 6 applied on the aggregate cash flow generated from the four cinemas in 2000. Total write-downs of $11,743,000 were recorded in the year ended December 31, 2000.

   Also in 2000, the Company determined that its equity investment in the Australian joint venture that owns the Whitehorse Center (the "Whitehorse JV"), and its related note receivable from the controlling stockholders of its partners in that joint venture, were not recoverable from the proceeds which could reasonably be expected from the then intended disposition of the property by the joint venture. Accordingly, the Company reduced the carrying value of its aggregate investment by $342,000 and $2,067,000, respectively, which reduced the Company's investment to zero.

   In addition, the Company determined that it would not proceed with one development project in Australia. Based upon this decision, management determined that the Company's investment in this project was not recoverable and, accordingly, wrote off the Company's investment of $1,142,000.

 1999

   During 1999, the Company recorded an asset impairment charge of $31,330,000 relating to its Puerto Rico cinema circuit. This change was taken in two quarters. During the third quarter of 1999, the Company recorded an asset impairment loss of $14,022,000. At that time, the Company wrote-off the entire carrying value of the Plaza Cinemas, after a determination by the owners of the Plaza Las Americas Mall (the "Mall") to award a lease for a new cinema in the Mall to the Company's principal competitor. In the fourth quarter of 1999, the Company determined that it would commence efforts to exit the Puerto Rico cinema market and wrote down the value of the circuit to its estimated net realizable value resulting in an additional asset impairment loss of $17,308,000.

   Also during 1999, the Company was advised by the partnership which manages the Company's portfolio of leased equipment that the market for used computer equipment had deteriorated as the global Year 2000 compliance efforts created an overabundance of used computer equipment. In addition, a decision by a large lessee to upgrade its computer equipment, including equipment leased from the Company's leasing portfolio, was also anticipated to have an effect upon the future value of the portfolio. Based upon the market valuation performed by the equipment vendors, the Company determined that the estimated residual value of the equipment should be reduced to zero and wrote off the entire carrying value of $2,125,000.

   The Company wrote off the carrying value of two of its domestic cinemas totaling $136,000 (net of payments due from a landlord of $100,000), in 1999. In addition, after a review of the estimated market value of certain domestic real estate held for sale, the Company recorded a $203,000 impairment charge related to such real estate. In addition, in conjunction with a proposal to the City of Philadelphia (the "City") for the possible disposition of the environmentally impaired North Viaduct property in return for a cash payment from the Company to the City, the Company increased its environmental reserve by $500,000 from $1,256,000 to $1,756,000.

   During the fourth quarter of 1999, the Company adopted a plan and commenced steps to relocate the Company's headquarters from Philadelphia to Los Angeles and recorded a restructuring charge of $889,000 in 1999. The restructuring charge includes a provision for lease termination charges, duplicate office and employee expenditures and employee severance obligations.

Non-operating Revenues and Expense

   Gain on sale of assets of approximately $10,488,000 in 2000 was comprised of the following: (1) sale of National Auto Credit Inc. ("NAC") common stock in November and December 2000 for an aggregate gain of $4,565,000, (2) sale of 50% membership interest in AFC to NAC for a gain of $4,797,000, and (3) sale of a real estate property at a gain of $1,126,000 (See Note 4 to the Consolidated Financial Statements).

   Equity in earnings of affiliates include earnings from the Company's investment in Citadel Holding, Big 4 Ranch, Inc. ("BRI"), the Whitehorse JV and two New Zealand joint ventures (the "NZ JVs") in 1999 and 1998. In 2000, the Company acquired equity investment in NAC as a result of the AFC sale in April 2000, and recorded an equity interest in AFC when the Company stopped consolidating AFC subsequent to the April 2000 sale.

   Equity in (loss) earnings of affiliates totaled $(1,832,000) in 2000, $2,539,000 in 1999, and $1,070,000 in 1998. The adverse change resulted primarily from (1) losses at Citadel in 2000, which reflected (a) write downs in connection with Citadel's investment in various agricultural partnerships, and (b) a negative margin produced by Citadel's theater operations; (2) losses at NAC, which the Company began accounting for under the equity method in April 2000; and (3) losses in connection with the Whitehorse JV and with respect to which the Company wrote down its entire remaining investment in 2000 (See Note 7 to the Consolidated Financial Statements contained elsewhere herein).

   Interest and dividend revenues were $1,710,000, $1,831,000 and $4,519,000 in each of the three years ended December 31, 2000, 1999, and 1998. Interest and dividend revenues steadily decreased over the three years ended December 31, 2000 as a result of a decreasing investable "Cash and cash equivalents" balance from $58,593,000 at December 31, 1998 to $16,416,000 at December 31, 2000. The Company's funds were deployed in its real estate and cinema development projects.

   Other income (expense) for 2000 included (1) insurance settlement proceeds of approximately $949,000 received by Puerto Rico in connection with hurricane damage sustained in 1998, (2) a fee of $500,000 previously paid by NAC to the Company for a now-expired option, less (3) certain miscellaneous non-operating expenses. Other income in 1999 was mostly comprised of a $604,000 insurance settlement received for damages incurred by Puerto Rico from the 1998 hurricane and in 1998, was primarily comprised of losses on foreign currency derivative contracts. The Company does not have any foreign currency derivative contracts in effect.

 Interest Expense

   Interest expense totaled $884,000 and $380,000 for the years ended December 31, 2000 and 1999, respectively. Increase in 2000 from 1999 reflects the interest expense relating to the new Australian and New Zealand lines of credit, in addition to the interest expense incurred by Puerto Rico. (See Note 10 to the Consolidated Financial Statements contained elsewhere herein).

 Minority Interest

   Decrease in Minority interest from 1999 is due to the deconsolidation of AFC in April 2000. Minority interest in income of $77,000 in 2000 was comprised of a 25% interest in two of Reading Australia's theaters and a 33.3% interest in one other Australian theater. Minority interest of $322,000 and $343,000 in 1999 and 1998, respectively, included a 16.67% minority interest in AFC and the interest in three of Reading Australia's cinemas.

 Income Tax Provision

   Income tax expense of $1,078,000, $923,000, and $986,000 in 2000, 1999 and
1998, respectively, primarily reflect accruals for foreign withholding taxes which will be paid if certain intercompany loans are repaid, in addition to tax amounts for federal alternative minimum tax ("AMT") and state income and franchise taxes.

 Net Loss

   As a result of the above, the Company's net loss totaled ($15,824,000), ($41,182,000), and ($2,406,000) in 2000, 1999, and 1998, respectively.

 Net Loss Applicable to Common Shareholders

   Net loss applicable to common stockholders includes the 6.5% per annum dividend on the $62,000,000 of Convertible Preferred Stock outstanding since October 15, 1996 and in addition, amortization of the asset put option until its expiration in May 2000. The asset put option was fully amortized on May 14, 2000, when the asset put option expired unexercised.

Liquidity and Capital Resources

   Since December 31, 1998, the Company's cash and cash equivalents have decreased from approximately $58,593,000, to approximately $16,446,000 at December 31, 2000. During this period the Company has utilized its available liquidity to (1) acquire land in Australia and New Zealand for the purpose of constructing state-of-the-art cinemas, or entertainment centers, thereon; (2) fit out newly-constructed cinema space in Australia, with respect to which the Company is a tenant under long-term leases; and (3) construct two state-of-the-art cinemas on leased land, one in the United States and one in Puerto Rico. As a result of these investments, the Company has added 51 theater screens in Australia and New Zealand (5 locations), 12 theater screens in Puerto Rico (one location), and 12 theater screens in the United States (one location) since 1998. Each of the complexes completed and opened since 1998 has been financed solely with the Company's liquidity, except for one project located in Australia and one in Puerto Rico, with respect to which the costs of construction were financed with bank borrowings. In addition to its investments in now-operating cinemas, at December 31, 2000, the Company had a recorded investment of $25,158,000 (at current exchange rates) in various land parcels, located in Australia and New Zealand, each of which is intended for future development. While each of these investments in undeveloped land had been financed with Company's liquidity, a significant portion of the liquidity at December 31, 2000 was used to finance the Company's purchase of the Whitehorse debt in the first quarter of 2001.

   As further described in Note 9, the Company has various commitments which, in aggregate, exceed the Company's working capital at December 31, 2000. However, in November and December 2000, the Company received approximately $14,702,000 in cash from the sale of its investment in NAC common stock to NAC (see Note 4). In addition to this cash infusion, the Company obtained an Australian Line of Credit with a major bank which provides for borrowings of up to AUS$30,000,000 for the construction of an entertainment center and two cinemas in Sydney. The Australian Line of Credit Agreement is secured by a pledge of substantially all of Reading Australia's assets and requires Reading Australia to maintain various financial covenants, restricts dividends and limits additional borrowings. Also, Reading New Zealand entered into a loan agreement with a major New Zealand bank for borrowings up to NZ$30,400,000 for the purpose of the construction of the

Wellington development and for the refinancing of the loan on the Wellington site. The loan is secured by a mortgage over the Wellington properties and pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project. While no assurances can be given, the Company believes that it will be able to complete its development commitments for the year 2001 with funds from the Australian and New Zealand credit facilities and cash flow generated from operations. (These development commitments mostly consist of the Company's build-out of certain tenant improvements in Auburn and Perth, Australia and fit out of Chirnside). In addition, the Company is currently working to sell the Whitehorse property.

   At December 31, 2000, the Company had $900,000 outstanding under a line of credit with a major bank used to help finance the construction of the Carolina Mall 12-plex cinema in Puerto Rico. Subsequent to year end, the Company paid off the Line of Credit in full.

   Citadel has the right, during the fourth quarter of 2001, to require the Company to repurchase its Series A Voting Preferred Stock for $7,000,000 plus accrued but unpaid dividends. The Company is presently current with its quarterly dividend obligation with respect to the Series A Preferred Stock as discussed above. The Series B Voting Preferred Stock held by Craig Corporation ("Craig Corp" and collectively with its wholly owned subsidiaries and corporate predecessors, "Craig") is perpetual in nature. As of December 31, 2000, dividends in the amount of $7,150,000 had accrued on that stock and to date, Craig has not required that such arrearages be brought current. In the event that the publicly announced consolidation transaction currently being reviewed by the Conflicts Committees of REI, Craig Corp and CHC is consummated, these securities and obligations will become intra-company in nature. The Company is advised that the controlling stockholders of the REI, Craig Corp. and CHC support such a consolidation transaction.

   In addition to the foregoing, the Company owns several land parcels located in Australia which have yet to be developed. As part of its annual planning process, management intends to assess whether these properties can be economically developed, either independently or through joint ventures, or whether one or more of these properties should be marketed for sale, though at present, the Company has no intentions of marketing these properties, except for the Whitehorse JV property as discussed previously. (See Note 6 to the Consolidated Financial Statements contained elsewhere herein).

   The following summarizes the major sources and uses of cash funds in each of the three years ended December 31, 2000, 1999 and 1998:

 2000

   Cash and cash equivalent increased $3,169,000 in 2000 from $13,277,000 in 1999 to $16,446,000 at December 31, 2000. Working capital improved $6,011,000 from $6,011,000 at December 31, 1999 to $7,836,000 at December 31, 2000.

   The Company's principal sources of cash funds in 2000 were as follows:

  .  $19,197,000 from disposal of assets

  .  $16,753,000 from Australian and New Zealand bank borrowings

  .  $1,027,000 in distributions from the AFC and NZ joint ventures

  .  $695,000 in loan repayments received from the NZ joint ventures

   The proceeds from disposal of assets were from (1) the sale of NAC common stock in November and December 2000 for $14,702,000; (2) the sale of Royal George LLC to Citadel in September 2000 for $2,908,000; (3) the sale of the Parkway real estate property in April 2000 for $1,394,000; (4) the sale of City Cinemas options to Citadel in February 2000 for $1,000,000; (5) the sale of Angelika Dallas development rights to Citadel in September 2000 for $356,000; and (6) the sale of obsolete equipment by Reading Australia.

   In addition to the payment of operating expenses, the Company's principal uses of cash funds were as follows:

  . $18,708,000 in purchases of property and equipment ($18,351,000 in Australia and $357,000 in the U.S)

  .  $6,519,000 in loan repayment

  .  $971,000 in purchase of development property in New Zealand

  . $228,000 of dividend payments on the Company's Series A Convertible Preferred Stock

 1999

   Cash and cash equivalent decreased $45,316,000 in 1999 from $58,593,000 in 1998 to $13,277,000 at December 31, 1999. Working capital decreased $43,553,000 from $45,378,000 at December 31, 1998 to $1,825,000 at December
31,1999.

   While not necessarily indicative of results of operations determined under generally accepted accounting principles, Puerto Rico's, the Domestic Cinemas' and Australia's (net of minority interests of $322,000) operating cash flow (income before depreciation and amortization, corporate charges and asset impairment and restructuring charges) totaled $312,000 in 1999. Other sources of liquid funds in 1999 include $1,831,000 in Interest and dividend income, a net increase in short term debt of $4,639,000, and real estate revenue of $677,000.

   In addition to the payment of operating expenses, the principal use of cash funds included the payment of $455,000 of dividends on the Company's Series A Convertible Preferred Stock, purchases of property and equipment of $37,139,000 ($24,063,000 which related to Australia, $5,623,000 which related to Puerto Rico, and $7,453,000 relating to the Domestic Cinemas), the investment of $1,739,000 in Property held for development of ($1,642,000 relates to New Zealand and $97,000 relates to Australia), the payment of $7,938,000 in purchase commitments related to New Zealand real estate development and increases in current liabilities of $3,350,000.

 1998

   Unrestricted cash and cash equivalent decreased $34,247,000 in 1998 from $92,840,000 in 1997 to $58,593,000 at December 31, 1998. Working capital decreased $41,748,000 from $87,126,000 at December 31, 1997 to $45,378,000 at
December 31, 1998.

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

   In addition to the payment of operating expenses, the principal use of cash funds included the payment of $4,030,000 of dividends on the Company's Convertible Preferred Stock, purchases of property and equipment of $11,078,000 ($1,772,000 which related to Reading Australia, $7,106,000 which related to CineVista, and $2,200,000 relating to the Domestic Cinemas), the investment of $12,445,000 in property held for development (of which ($2,645,000) relates to Reading New Zealand and $9,800,000 relates to Reading Australia), the payment of $1,370,000 relating to the acquisition of the Royal George Theatre, the payment of $1,272,000 relating to a deposit and other costs associated with the Cinema Transaction and the OBI Transaction, the investment of $4,290,000 by Reading New Zealand in two joint ventures including a loan of $587,000 to a joint venture partner with respect to property on which Reading New Zealand intends to develop an entertainment center, and investments in common stock of $2,211,000 (See Notes 2 and 7 to the Consolidated Financial statements contained elsewhere herein).

 Commitments and Contingencies

   The Company's 1996 tax return is under review by the Internal Revenue Service ("IRS"). While the Company believes its reporting position in such period to be reasonable and the IRS has not alleged any deficiencies, no assurances can be made that the Company's tax reporting position will be upheld.

   Reading Australia has a contractual obligation to construct an entertainment center in Frankston by May 27, 2001. Given the state of development at this site, Reading Australia will not be able to complete its contractual obligations in a timely manner. Development on the site has been delayed, while Reading Australia has considered the viability of the project, and evaluated other sites for cinema development in Frankston and other potential uses for its current development site. The Company is currently assessing its alternatives with respect to the project, but does not presently believe that its failure to construct the entertainment center will result in material liability to the Company. However, no assurances can be given in this regard.

 Effects on Inflation

   The Company does not believe that inflation has a material effect upon its existing operations.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

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

   In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25". FIN 44 clarifies the application of APB 25 for certain issues including: (1) the definition of employee for purposes of applying APB 25, (2) the criteria for determining whether a plan qualifies as a non-compensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(4) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

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

   Historically, the Company maintained most of its cash and cash equivalent balances in Eurodollar time deposits (U.S dollar denominated deposits in banks located outside of the United States) and in short-term money market instruments with original maturities of six months or less. Eurodollar time deposits are not readily marketable and therefore are not subject to price risk due to changes in interest rates, although the Company may lose the ability to realize the benefit of increased interest income if interest rates were to rise. Other money market investments are subject to price risk and will decline in value if interest rates increase. Due to the short-term nature of such investments and the small amount of the Company's cash and cash equivalents invested in such instruments, a change of 1% in short-term interest rates would not have a material effect on the Company's financial condition. The Company expended its remaining cash balances during 2000. Thereafter, the Company anticipates funding its commitments with borrowed funds and cash flow. The Company may, from time to time, elect to fix interest rates on borrowed funds, however, no decision has been made at this time.

   Approximately 65% and 5% of the Company's net assets (assets less liabilities) were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, at December 31, 2000 compared to 73% and 5% at December 31, 1999. At December 31, 2000, $2,852,000 of the Company's $16,446,000 in cash and cash equivalents was invested in Australian and New Zealand dollars compared to $9,770,000 of the $13,277,000 in Cash and cash equivalents for the prior year. The Company has secured bank borrowings for developments planned for 2001. Such borrowings are originated in the local currencies. Unless the Company elects to hedge its foreign exchange exposure, approximately 42% of the Company's net assets (based upon the amount at December 31, 2000) will continue to be invested in assets subject to exchange fluctuations between the U.S. and Australian and New Zealand dollars. At December 31, 1999 approximately 77% of the Company's net assets were invested in assets subject to currency fluctuations. The Company has no current plan to hedge such exposure.

   During 2000, the Company recognized an unrealized foreign currency translation loss of approximately $11,885,000 (included as a component of comprehensive loss in the Consolidated Statement of Shareholders' Equity contained elsewhere herein) compared to an unrealized gain of approximately $1,948,000 during 1999. The unrealized loss recorded during 2000 related to the decrease in the value of the Australian and New Zealand dollars relative to the U.S dollar of approximately 15.0% and 15.2%, respectively, between December 31, 2000 and 1999. Conversely, the gain recognized in 1999 related to an increase in the value of the Australian and New Zealand dollars relative to the U.S. dollar of approximately 6.7% and 1.3%, respectively, between December 31, 1999 and December 31, 1998, and the corresponding effect upon the carrying value of Reading Australia's and Reading New Zealand's assets. The exchanges rates of the U.S dollar per Australian dollar were $0.5560 and $0.6543 at December 31, 2000 and 1999, respectively, and the exchange rates of the U.S dollar per New Zealand dollar were $0.4423 and $0.5215 at December 31, 2000 and 1999, respectively.

   During 1999 and 1998, the impact on income from operations of fluctuations in the relative value of the U.S, the Australian and New Zealand dollars was not material since most of the Company's projects were in their developmental stages and the foreign dollar income was minimal. In September 2000, however, Reading Australia opened the cinema portion of its Auburn development and anticipates opening another development in 2001. As more of the Company's cinemas exhibition business becomes concentrated in Australia and New Zealand in 2001, the Company's income from operations may be significantly affected by foreign currency exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                           Page
                                                                           ----
Consolidated Balance Sheets..............................................   35

Consolidated Statements of Operations for the Three Years Ended December
 31, 2000................................................................   36

Consolidated Statements of Cash Flows for the Three Years Ended December
 31, 2000................................................................   37

Consolidated Statements of Shareholders' Equity for the Three Years Ended
 December 31, 2000.......................................................   38

Notes to Consolidated Financial Statements...............................   39

Independent Auditors' Report--Deloitte & Touche LLP......................   80

Report of Independent Auditors--Ernst & Young LLP........................   81

                  READING ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                      December 31, December 31,
ASSETS                                                    2000         1999
------                                                ------------ ------------

Cash and cash equivalents (Note 1)..................    $ 16,446     $ 13,277
Amounts receivable, net.............................         970          409
Restricted cash.....................................       1,267          948
Inventories (Note 1)................................         267          316
Prepayments and other current assets................         874          931
Property held for sale (Note 6).....................       4,039        5,740
                                                        --------     --------
Total current assets................................      23,863       21,621
Due from affiliate..................................         --         1,000
Investments in unconsolidated affiliates (Note 7)...      13,268       13,098
Property held for development (Note 1)..............      25,158       31,624
Property and equipment--net (Note 8)................      51,809       57,854
Note receivable from joint venture partners (Note
 7).................................................         421        1,549
Other assets........................................       2,153        1,775
Goodwill, net of accumulated amortization of $2,062
 in 1999 (Notes 1, 5 and 19)........................         --         9,975
                                                        --------     --------
Total assets........................................    $116,672     $138,496
                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Accounts payable....................................    $  4,159     $  3,131
Accrued taxes.......................................       1,428          631
Accrued property costs and other....................       3,591        4,355
Film rent payable...................................       1,719        1,718
Notes payable and short-term debt (Note 10).........       4,476        8,617
Other liabilities...................................         654        1,344
                                                        --------     --------
Total current liabilities...........................      16,027       19,796
Notes payable (Note 10).............................      14,390        1,035
Other liabilities...................................       5,577        5,918
                                                        --------     --------
Total liabilities...................................      35,994       26,749
Minority interests..................................         389        2,064

Commitments and contingencies (Note 9)

Series A Convertible Redeemable Preferred Stock, par
 value $0.001 per share, stated value $7,000;
 Authorized, issued and outstanding--70,000 shares
 (Note 15)..........................................       7,000        7,000
Shareholders' equity:
Series B Convertible Preferred Stock, par value
 $0.001 per share, stated value $55,000; Authorized,
 issued and outstanding--550,000 shares (Note 15)...           1            1
Preferred stock, par value $0.001 per share:
 Authorized--9,380,000 shares: None issued..........         --           --
Common stock, par value $0.001 per share:
 Authorized--25,000,000 shares: Issued and
 outstanding--7,449,364 shares (Note 15)............           7            7
Additional paid-in capital (Note 7).................     137,407      138,637
Accumulated (deficit)...............................     (48,189)     (31,910)
Accumulated other comprehensive loss................     (15,937)      (4,052)
                                                        --------     --------
Total shareholders' equity..........................      73,289      102,683
                                                        --------     --------
Total liabilities and shareholders' equity..........    $116,672     $138,496
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                  READING ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Revenues
Theater
  Admissions....................................  $ 29,307  $ 27,604  $ 24,792
  Concessions...................................     9,706     8,450     7,625
  Advertising and other.........................     2,458     1,757     1,139
Real Estate.....................................       766       677       373
                                                  --------  --------  --------
                                                    42,237    38,488    33,929
Expenses
Theater costs...................................   (35,381)  (29,644)  (24,370)
Theater concession costs........................    (2,109)   (1,930)   (1,653)
Depreciation and amortization...................    (2,802)   (3,923)   (3,673)
General and administrative......................   (12,678)  (12,456)  (10,257)
Asset impairment and restructuring charges (Note
 5).............................................   (14,976)  (35,183)      --
                                                  --------  --------  --------
                                                   (67,946)  (83,136)  (39,953)
                                                  --------  --------  --------
Loss from operations............................   (25,709)  (44,648)   (6,024)

Other revenues (expenses)
Gain on sale of assets (Note 4).................    10,488       --        --
Equity (loss) earnings of affiliates (Note 7)...    (1,832)    2,539     1,070
Interest and dividend income....................     1,710     1,831     4,519
Other income (expense), net (Note 4)............     1,558       721      (642)
Interest (expense)..............................      (884)     (380)      --
                                                  --------  --------  --------
Loss before minority interests and income
 taxes..........................................   (14,669)  (39,937)   (1,077)
Minority interests..............................       (77)     (322)     (343)
                                                  --------  --------  --------
Loss before income taxes........................   (14,746)  (40,259)   (1,420)
Income taxes (Note 12)..........................    (1,078)     (923)     (986)
                                                  --------  --------  --------
Net loss........................................   (15,824)  (41,182)   (2,406)
Less: Preferred stock dividends and amortization
 of asset put option............................    (4,030)   (4,335)   (4,322)
                                                  --------  --------  --------
Net loss applicable to common shareholders......  $(19,854) $(45,517) $ (6,728)
                                                  ========  ========  ========
Basic and diluted loss per share (Note 1).......  $  (2.67) $  (6.11) $  (0.90)
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                  READING ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Operating Activities
Net loss.........................................  $(15,824) $(41,182) $ (2,406)
Adjustments to reconcile net loss to net (cash
 used in) provided by operating activities:
  Depreciation...................................     2,440     2,544     2,084
  Amortization...................................       362     1,379     1,589
  Deferred rent expense..........................       434       395       217
  Write off of capitalized development costs.....         4       385       542
  (Gain) loss on sale of assets..................   (10,488)      273       634
  Asset impairment and restructuring charges.....    14,976    35,183       --
  Equity in loss (earnings) of affiliates........     1,832    (2,539)   (1,070)
  Minority interests.............................        77       322       343
  Changes in current assets and liabilities:
   (Increase) decrease in amounts receivable.....      (584)      292       636
   Decrease (increase) in inventories............         7       (65)      (45)
   (Increase) decrease in prepayments and other
    current assets...............................    (1,020)     (424)      742
   Increase (decrease) in accounts payable and
    accrued expenses.............................     3,051     1,525      (644)
   Increase (decrease) in film rent payable......       370       357      (284)
   (Decrease) increase in other liabilities......      (601)      (19)     (321)
  Other, net.....................................      (206)      595       --
                                                   --------  --------  --------
     Net cash (used in) provided by operating
      activities.................................    (5,170)     (979)    2,017
                                                   --------  --------  --------
Investing Activities
Purchase of property held for development........      (971)   (1,739)  (12,445)
Purchase of property and equipment, net..........   (18,708)  (37,179)  (11,078)
Decrease in purchase commitments.................       --     (7,938)   (3,397)
(Increase) decrease in restricted cash...........      (610)       44     3,664
Investment in joint ventures.....................      (152)     (164)   (2,601)
Loans from (to) joint venture partners...........       695      (111)     (594)
Investment in Citadel common stock...............       --        --     (2,211)
Investment in Royal George Theatre...............       --       (105)   (1,369)
Investment in New York Live Theaters and City
 Cinemas.........................................       --        --     (1,332)
Distributions from Joint Ventures................     1,027       --        --
Proceeds from sale of option to Citadel..........     1,000       --        --
Decrease in cash due to Angelika
 deconsolidation.................................      (636)      --        --
Proceeds from disposal of assets.................    18,197       --        --
                                                   --------  --------  --------
     Net cash used in investing activities.......      (158)  (47,192)  (31,363)
                                                   --------  --------  --------
Financing Activities
Proceeds from borrowings.........................    16,753     4,639       601
Minority interest distributions..................       (43)     (470)     (417)
Repayment of notes payable.......................    (6,519)     (739)     (766)
Payment of preferred stock dividends.............      (228)     (455)   (4,030)
Proceeds from minority partner of Australian
 joint venture...................................        28       278       --
                                                   --------  --------  --------
     Net cash provided by (used in) financing
      activities.................................     9,991     3,253    (4,612)
                                                   --------  --------  --------
Effect of exchange rate changes on cash and cash
 equivalents.....................................    (1,494)     (398)     (289)
                                                   --------  --------  --------
Increase (decrease) in cash and cash
 equivalents.....................................     3,169   (45,316)  (34,247)
Cash and cash equivalents at beginning of year...    13,277    58,593    92,840
                                                   --------  --------  --------
Cash and cash equivalents at end of period.......  $ 16,446  $ 13,277  $ 58,593
                                                   --------  --------  --------

          See accompanying notes to consolidated financial statements.

                  READING ENTERTAINMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  Years Ended December 31, 2000, 1999 and 1998
                (dollars in thousands, except per share amounts)

                                                     Series B                 Accumulated
                                  Common Stock   Preferred Stock   Additional  (Deficit)   Accumulated      Total
                                ---------------- -----------------  Paid-in    Retained   Comprehensive Shareholders'
                                 Shares   Amount  Shares   Amount   Capital    Earnings   Income (Loss)    Equity
                                --------- ------ --------- ------- ---------- ----------- ------------- -------------
Balance at January 1, 1998....  7,449,364  $ 7     550,000  $   1   $138,637   $ 16,163     $ (4,323)     $150,485
Net loss......................                                                   (2,406)                    (2,406)
Comprehensive loss--Foreign
 currency translation.........                                                                (1,677)       (1,677)
                                                                                                          --------
Total comprehensive loss......                                                                              (4,083)
Series A & B preferred
 dividends declared...........                                                   (4,030)                    (4,030)
                                ---------  ---   ---------  -----   --------   --------     --------      --------
Balance at December 31, 1998..  7,449,364    7     550,000      1    138,637      9,727       (6,000)      142,372
Net loss......................                                                  (41,182)                   (41,182)
Comprehensive income--Foreign
 currency translation.........                                                                 1,948         1,948
                                                                                                          --------
Total comprehensive loss......                                                                             (39,234)
Series A & B preferred
 dividends declared...........                                                     (455)                      (455)
                                ---------  ---   ---------  -----   --------   --------     --------      --------
Balance at December 31, 1999..  7,449,364    7     550,000      1    138,637    (31,910)      (4,052)      102,683
Net loss......................                                                  (15,824)                   (15,824)
Comprehensive loss--Foreign
 currency translation.........                                                               (11,885)      (11,885)
                                                                                                          --------
Total comprehensive loss......                                                                             (27,709)
Series A & B preferred
 dividends declared...........                                                     (455)                      (455)
Decrease in equity of Citadel
 (See Note 7).................                                        (1,230)                               (1,230)
                                ---------  ---   ---------  -----   --------   --------     --------      --------
Balance at December 31, 2000..  7,449,364  $ 7     550,000  $   1   $137,407   $(48,189)    $(15,937)     $ 73,289


          See accompanying notes to consolidated financial statements.

                          READING ENTERTAINMENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

Note 1--Nature of the Business and Summary of Significant Accounting Policies

   In December 1999, Reading Entertainment Inc., a Delaware corporation, was merged into a newly formed wholly owned subsidiary, Reading Entertainment, Inc., a Nevada corporation. The purpose of the merger was to change the domicile of the corporation from Delaware to Nevada. The Nevada corporation was the surviving corporation and the corporation's operations, assets, liabilities and capitalization were not changed as a result of the merger. As used herein, the term "REI" refers to Nevada corporation. REI, together with its subsidiaries and predecessors, are referred to as "Reading" or the "Company."

   The Company is in the business of developing and operating multiplex cinemas and entertainment centers in Australia and New Zealand. The Company also operates cinemas in Puerto Rico, and until March 2001, in the United States. After March 2001, the Company's only domestic cinema interest was its passive 33.3% membership interest in the Angelika Film Center, LLC ("AFC") the owner of the Angelika Film Center & Cafe located in the Soho district of Manhattan (the NY Angelika"). This interest in AFC and these historic domestic cinema operations are referred to herein as the "Domestic Cinemas." Reading's current cinemas are owned and operated through Reading Cinemas of Puerto Rico, Inc., a wholly-owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty Ltd (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"), and through a 50/50 joint venture in New Zealand under the Berkeley Cinemas name. The Company's entertainment center development activities in Australia and New Zealand are conducted through the affiliates of Reading Australia in Australia and through affiliates of Reading New Zealand Ltd. (collectively referred to herein as "Reading New Zealand") in New Zealand. The Company operates in two business segments, cinema operations and real estate development (see Note 3).

   Basis of Consolidation: The consolidated financial statements of REI and subsidiaries include the accounts of REI and its majority-owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. The Company's investments in 20% to 50% owned companies are accounted for on the equity method. Investments in other companies are carried at cost.

   Accounting Principles: The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

   Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Income Taxes: Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair market value, and consist principally of time deposits, interest-bearing bank deposits, federal agency securities and other short-term money market instruments.

   Inventories: Inventories are comprised of confection goods used in theater operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

                          READING ENTERTAINMENT, INC.

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

   Property and Equipment: Property and equipment are carried at cost. Depreciation of buildings, leasehold improvements and equipment are recorded on the straight-line basis over the estimated useful lives of the assets or, if the assets are leased, the remaining lease term (inclusive of renewal options, if likely to be exercised), whichever is shorter. The estimated useful lives are generally as follows:

       Building and Improvements.................................... 20-40 years
       Equipment....................................................  3-15 years
       Furniture and Fixtures.......................................   3-7 years
       Leasehold Improvements....................................... 10-20 years

   Construction-in-Progress and Property Development Costs: Construction-in-progress and property development costs are comprised of direct costs associated with the development of potential cinemas (whether for purchase or lease) or entertainment center locations. Startup costs and other costs not directly related to the acquisition of long term assets are expensed as incurred. Amounts are carried at cost unless management decides that a particular location will not be pursued to completion or if the costs are no longer relevant to the proposed project. If such a judgment is made, previously capitalized costs which are no longer of value are expensed. Included in the Statement of Operations as "General and administrative expenses" are such development expenses for the year ended December 31, 2000, 1999, and 1998 amounting to approximately $1,462,000, $682,000 and $545,000.

   Intangible Assets: Intangible assets are comprised of acquired beneficial cinema leases used in CineVista's operations, and the cost in excess of net assets acquired in the acquisition of certain domestic cinema assets.

   The amount of the CineVista purchase price ascribed to the beneficial leases was determined by an independent appraiser computing the present value of the excess of market rental rates over the rental rates in effect under CineVista's leases at the time of the Company's acquisition of CineVista and allocating such amount as a component of the purchase price of CineVista. The beneficial leases were amortized on the straight-line basis over a period of
19.5 years. The remaining beneficial leases were written off in 1999 in conjunction with asset impairment charges recorded in 1999 (see Note 5).

   The amount of the purchase price of the NY Angelika assets in excess of the appraised fair value of the assets acquired, as determined by an independent appraiser, was being amortized on the straight-line basis over a period of 20 years. Following the sale of a 50% membership interest of the NY Angelika to National Auto Credit Inc. ("NAC") in April 2000 (see Notes 2 and 4).

   The purchase price of St. Anthony Main, another domestic cinema in Minnesota, was being amortized on the straight-line basis over the remaining life of the lease term which approximates four years. The remaining beneficial lease of approximately $90,000 was written off in December 2000 in conjunction with asset impairment charges recorded in 2000 (see Note 5). The Company has no excess costs at December 31, 2000. The St. Anthony Main was sold in March 2001 (see Note 19).

   Advertising Costs: The Company expenses the costs of advertising as incurred. Advertising expense was $1,816,000, $1,518,000 and $1,005,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                          READING ENTERTAINMENT, INC.

   Impairment of Long Lived Assets: The Company reviews long-lived assets, including intangibles, for impairment if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the estimated future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized on the amount by which the carrying value of the asset exceeds its estimated fair value. The fair value of assets is determined as either the expected selling price less selling costs or the present value of the estimated future cash flows (see Note 5).

   Translation of Non-U.S. Currency Amounts: The financial statements and transactions of Reading Australia's and Reading New Zealand's cinema and real estate operations are maintained in their functional currency (Australian and New Zealand dollars, respectively) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Assets and liabilities of such operations are denominated in their functional currency and translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as "Accumulated other comprehensive income", a component of Shareholders equity.

   The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian dollar ($0.5560 and $0.6543 were the respective exchange rates of U.S. dollars per Australian dollar at December 31, 2000 and 1999) and the U.S. dollar and the New Zealand dollar ($0.4423 and $0.5215 were the respective exchange rates of U.S. dollar per New Zealand dollar at December 31, 2000 and 1999). In the accompanying financial statements, balance sheet accounts are translated into U.S. dollars at the exchange rates in effect on the reporting date, and operating results are translated into U.S. dollars at the average of the exchange rates in effect during each period reported.

   Loss Per Share: Net loss applicable to common stock shareholders reflects the reduction for dividends declared or accumulated on the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"), and Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (collectively, the "Convertible Preferred Stock") and for amortization of the value of an estimate of an asset put option (the "Asset Put Option"). The Asset Put Option was fully amortized in 2000 when the Asset Put Option expired unused (see Note 15).

   Basic loss per share on the REI common stock (the "Common Stock") is calculated using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares used in the computation of basic loss per share were 7,449,364 in each of the years ended December 31, 2000, 1999, and 1998. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and the Asset Put Option. During the year ended December 31, 2000, the Company recorded a net loss and therefore, the effect of these stock options was anti-dilutive. Stock options to purchase 530,232, 652,232 and 617,232 shares of common stock were outstanding during 2000, 1999 and 1998 at a weighted average exercise price of $12.78, $13.37 and $13.37 per share, respectively. In addition, the Asset Put Option had expired in 2000 and was not included in the calculation of the diluted loss per share for the year ended December 31, 2000.

   Stock-Based Compensation: The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Finan-cial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock (See Note 11).

                          READING ENTERTAINMENT, INC.

   In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB No. 25". FIN 44 clarifies the application of APB 25 for certain issues including: (1) the definition of employee for purposes of applying APB 25, (2) the criteria for determining whether a plan qualifies as a non-compensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
(4) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

   New Accounting Pronouncements: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 did not have a material effect on the Company's results of operations or on its financial position.

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

   Reclassification: Certain amounts in previously issued financial statements have been reclassified to conform with the current presentation.

Note 2--Related Party Transactions

 Management and Ownership Overlap

   There are significant cross ownerships between the Company, Craig Corporation, Citadel Holding Corporation and Big 4 Ranch, Inc., as follows:

   Craig Corporation ("Craig Corp" and collectively with its corporate predecessors and wholly-owned subsidiaries "Craig"), a publicly traded company listed on the New York Stock Exchange, owns Common Stock and Series A and Series B Convertible Preferred Stock (collectively the "Convertible Preferred Stocks") comprising approximately 78% of the voting interest in REI.

   Craig and Reading each own stock in Citadel Holding Corporation, a publicly traded company listed on the American Stock Exchange ("CHC" and collectively with its corporate predecessors and consolidated subsidiaries "Citadel"). The Company currently owns approximately 21.3% of the voting interests in CHC. Craig owns approximately 11.5% of the voting interests of CHC directly, and approximately 32.8% of such voting interests on a consolidated basis with the Company. In addition, Citadel owns 70,000 shares of the Series A Convertible Preferred Stock of REI, a 5% voting interest.

   Big 4 Ranch, Inc. ("BRI") is a publicly held company, but is not listed on any exchange. Its sole asset is a 40% interest in three agricultural partnerships (the "Agricultural Partnerships"), formed to hold approximately 1,600 acres of agricultural land in Kern County, California. The remaining 60% interests are held 40% by Citadel and 20% by Visalia, LLC, a limited liability company owned, directly or indirectly, by James J. Cotter and certain

                          READING ENTERTAINMENT, INC.

members of his family. The Company currently owns approximately 33.4% of the equity interest in BRI. Craig currently owns approximately 16.4% of the equity interest in BRI and, on a consolidated basis with the Company, approximately 49.8% of such equity interest. In addition, Cecelia Packing (a company owned by Mr. Cotter, "Cecelia") and a trust for the benefit of one of Mr. Tompkins' children own additional shares in BRI representing, when aggregated with the shares held by the Company and Craig, more than a majority of the outstanding shares of BRI. Big 4 Farming, LLC ("Farming") was formed to provide farming services to the Agricultural Partnerships and is owned 80% by Citadel and 20% by Visalia. The Company, as a consequence of its ownership of both CHC common stock and BRI common stock, owns approximately 26% of the Agricultural Partnerships.

   There are also substantial management overlaps between these companies. James J. Cotter, the principal stockholder of Craig Corp, is the Chairman of the Board of Directors and the Chief Executive Officer of REI, Craig Corp and CHC. Mr. Cotter also serves as a managing director of each of the Agricultural Partnerships and of Farming and is the managing member of Visalia. S. Craig Tompkins, the Vice Chairman of the Board of Directors and Corporate Secretary of REI and CHC is also a director and the President of Craig Corp.
Mr. Tompkins also serves as the President of Citadel Agriculture Inc., a wholly owned subsidiary of CHC, and as a managing director of each of the Agricultural Partnerships and Farming, and serves for administrative convenience, as the assistant secretary of BRI and Visalia.

   Andrzej Matyczynski, formerly the Chief Administrative Officer of REI, was also named the Chief Financial Officer effectively June 2, 2000 concurrent with the resignation of James Wunderle. Mr. Matyczynski is also the Chief Financial Officer and Treasurer of Craig Corp and CHC.

   Ellen Cotter, Vice President of Business Affairs of REI and Craig Corp, and of CHC's cinema subsidiary is a member of Visalia and is the daughter of James
J. Cotter.

   Robert Loeffler, a member of the Board of Directors of the Company, and the Chairman of the Audit Committee of TRI, also serves as a director and as a member of the Audit Committees of Craig Corp and CHC.

   In 2000, REI, Craig Corp and CHC entered into a management agreement whereby Craig Corp provides general and administrative service to the Company and Citadel, from its centralized administrative office in Los Angeles. Craig Corp is the employer of all general and administrative personnel and the costs of such personnel are allocated between the three companies on an appropriate basis, taking into account the amount of time spent by such personnel on the business and affairs of the three companies. In 1999, prior to such a management agreement, the Board of Directors of the Company determined it appropriate to reimburse Craig Corp $580,000 following a review of the time spent by Messrs. Cotter, Tompkins and certain administrative employees of Craig for the benefit of the Company. These allocations are reviewed and approved periodically by the outside directors of the three companies.

   There was no similar reimbursement with respect to 1998. In each of the three years ended December 31, 2000, Mr. Cotter received directly from the Company $150,000 per annum for his services as the Chairman of the Board of Directors. In the two years ended December 31, 1999, Mr. Tompkins received $180,000 per year directly from the Company as compensation. In addition, the Company paid Citadel $138,000, $215,000 and $398,000 for the year ended December 31, 2000, 1999 and 1998, respectively, for real estate consulting services provided to the Company. With the implementation of the management agreement structure, the Company will no longer be separately paying Citadel for real estate consulting services.

                          READING ENTERTAINMENT, INC.

 BRI and the Agricultural Partnerships

   The Agricultural Partnerships use Farming to farm their properties. Farming receives, in consideration of its services, reimbursement of its costs plus 5% of the net revenues of the farming operations after picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Cecelia also packs fruit for the Agricultural Partnerships. The acquisition of the properties owned by the Agricultural Partnerships was financed by a ten-year purchase money mortgage in the amount of $4,050,000, a line-of-credit from Citadel, and pro-rata contributions from the partners. In December 1998, the Partnerships suffered a freeze which destroyed the 1998-1999 crop. The Agricultural Partnerships had no funds to repay the line-of-credit from Citadel, to fund the costs associated with production of a 1999-2000 crop, or to complete the anticipated capital improvements other than to call upon the partners for funding. BRI had no funds or resources with which to provide such funding other than to call upon its separate line-of-credit from Citadel. That line-of-credit has now expired. For the period from January 1999 to December 2000, Citadel and Visalia have provided the funding required by the Agricultural Partnerships on an 80/20 basis. The management of Citadel and Visalia currently intend to scale back farming operations until such operations can be supported from the cash flow generated by the Big 4 Properties, while looking for a way to exit the citrus farming business. As of December 31, 2000, Citadel and Visalia had advanced $3,909,000 and $634,000, respectively, to the Agricultural Partnerships. The Board of Directors and executive officers of BRI are comprised of three Craig directors, including Margaret Cotter, James Cotter's daughter and a member of Visalia.

 City Cinema and OBI Transactions

   The Angelika Film Center LLC ("AFC") is owned jointly by National Auto Credit, Inc. ("NAC"), Citadel and the Company. NAC owns 50% of AFC as a result of a transaction on April 5, 2000 in which the Company exchanged 50% ownership of AFC for 8,999,900 shares of NAC common stock and 100 shares of NAC preferred stock (see Note 4). Citadel owns 16.7% of AFC and the Company owns the remaining 33.3% interest. City Cinemas, an affiliate of Mr. James J. Cotter and Michael Forman, managed the NY Angelika and two other domestic cinemas owned by the Company pursuant to management agreements up until the transfer of those management rights to Citadel in September 2000. The two Domestic Cinemas referenced above were themselves subsequently transferred to Citadel in March 2001. Robert F. Smerling, President of the Company also serves in the same positions at Citadel Cinemas, Inc., a wholly-owned subsidiary of Citadel.

   In December 1998, the Company entered into an agreement in principal ("Reading Agreement in Principal") with James J. Cotter and Michael R. Forman providing for a series of transactions which contemplated the Company's leasing or acquiring various cinemas and live theater properties held either directly or by entities owned by Messrs. Cotter and Forman. In connection with the execution and delivery of the Reading Agreement in Principal, the Company made a $1,000,000 deposit.

   In May 2000, the Company, Citadel, and Messrs. Cotter and Forman entered into an agreement ("Citadel Agreement"), in which the Company assigned its rights and Citadel assumed the Company's obligations under the Reading Agreement in Principal, subject to certain modifications agreed to by Messrs. Cotter and Forman. Under that assignment, Citadel reimbursed the Company for the $1,000,000 deposit. The transactions contemplated by the Reading Agreement in Principal, as modified pursuant to negotiations between Citadel and Messrs. Cotter and Forman, was closed in September 2000, and Reading has no further obligations or liabilities under the Reading Agreement in Principal.

                          READING ENTERTAINMENT, INC.

 The Royal George Theatre Complex Transaction

   In March 1999, the Company acquired the Royal George Theater Complex, located in Chicago, for approximately $3,000,000. In June 2000, Citadel lent to the Company the funds needed to retire the purchase money note. On September 22, 2000, the Company transferred to Citadel its interest in Royal George Theatre LLC ("RGT"), the limited liability company formed by the Company to acquire and operate the Royal George Theatre complex, for $3,000,000, its approximate book basis, less an amount equal to the sum of (1) the note from the Company to Citadel and (2) the difference between the short-term assets and liabilities of RGT. The Company realized net proceeds of $1,708,000 from the sale of its interest in RGT.

 The Angelika Film Center & Cafe Dallas Transaction

   In 1999, the Company entered into a lease of a to-be-constructed theater in Dallas, known as the Angelika Film Center and Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, the Company assigned that lease to Citadel. In consideration of the assignment of the lease, Citadel paid to Reading approximately $356,000 in reimbursement of its costs incurred through the closing date in acquiring the leasehold and fitting out the theater, and assumed the Company's obligations under the lease and under various agreements relating to the fitting out of the theater. The Company has agreed that, in the event the theater's EBITDA (earnings before interest, taxes, depreciation and amortization) during the last twelve of the first twenty-four months following the opening of the theater is less than that amount producing a 20% theater level return on Citadel's investment in the theater, then the Company will reimburse to Citadel that amount of Citadel's investment necessary to produce such a 20% return for the twelve-months period; provided that, subject to certain exceptions, Citadel's investment in the theater does not exceed $2,300,000.

 Theater Management Agreements

   Prior to their transfer to Citadel in March 2001, two of the Company's domestic cinemas were managed initially by City Cinemas and later by Citadel, which acquired the management rights to these and all cinemas in September 2000. The management agreements applicable to these two domestic cinemas provided for management fee equal to 2.5% of revenues. The NY Angelika was likewise managed initially by City Cinemas, and, following its acquisition of such management rights, by Citadel. The management agreement provides for the payment of a minimum fee of $125,000 plus an incentive fee equal to 50% of annual cash flow (as defined) over prescribed levels provided, however, that the maximum annual aggregate fee cannot exceed 5% of the NY Angelika's revenues. The Company paid $126,000, $449,000, and $488,000 pursuant to these management agreements in 2000, 1999 and 1998, respectively.

 Love Janis LLC

   During the third quarter of 1999, the Company invested $109,000 to acquire a 25% interest in a live theater production of the play Love, Janis which played in the RGT. The play ran from August through November 1999 and was closed. The Company wrote-off the investment of $109,000 in Love Janis LLC and included such loss in Equity in earnings of affiliates for the year ended December 31, 1999. James J. Cotter and Michael Forman (see Note 2) were also investors in Love Janis LLC.

 Loans to Officers

   The Company loaned Robert Smerling, President, $105,000. The non-interest bearing loan is payable upon demand.

                          READING ENTERTAINMENT, INC.

Note 3--Business Segments and Geographic Area Information

   The Company operates multiplex cinemas in Australia, New Zealand and Puerto Rico, and is developing cinemas and cinema based entertainment centers in Australia and New Zealand. Until March 2001, when it transferred all of its domestic cinemas (other than its 33.3% membership interest in AFC) to Citadel, the Company also owned and operated cinemas in the United States.

   The Company operates in two business segments, cinema development and operations, and real estate development and operations (entertainment center development and operating activities). The Company evaluates performance and allocates resources based on several factors of which the primary financial measure is operating income (loss) from operations. Accounting policies of the business segments are the same as those described in the summary of significant accounting polices in Note 1. Business segment assets are the owned or allocated assets used in each geographic or functional area.

   The corporate component of income (loss) from operations includes corporate general and administrative expenses and other income. Corporate assets consist of corporate cash, property and equipment, certain intangibles and the Company's investment in Citadel and AFC. However, the operating results of AFC was consolidated into the Company's financial statements and reported as part of cinema operations until the 50% sale of membership interest to NAC in April 2000. The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations for the three years ended December 31, 2000 (dollars in thousands):

                                                      Corporate
                              Real Estate   Cinema       and
                              Development Operations Eliminations Consolidated
                              ----------- ---------- ------------ ------------
   2000
   Revenues..................   $   539    $ 41,455    $   243      $ 42,237
   Operating (loss) income...    (6,074)    (13,360)    (6,275)      (25,709)
   Identifiable assets.......    66,652      23,385     26,635       116,672
   Depreciation and
    Amortization.............       559       2,176         67         2,802
   Capital expenditures......    16,907       2,439        333        19,679

   1999
   Revenues..................   $   297    $ 37,811    $   380      $ 38,488
   Operating (loss) income...    (3,389)    (31,503)    (9,756)      (44,648)
   Identifiable assets.......    61,962      50,969     25,565       138,496
   Depreciation and
    Amortization.............       128       3,773         22         3,923
   Capital expenditures......     9,569      29,547         15        39,131

   1998
   Revenues..................   $     0    $ 33,556    $   373      $ 33,929
   Operating (loss) income...    (3,197)      1,307     (4,134)       (6,024)
   Identifiable assets.......    42,125      57,247     72,915       172,287
   Depreciation and
    Amortization.............         0       3,598         75         3,673
   Capital expenditures......    12,445      11,011         67        23,523

   Real estate capital expenditures are net of purchase commitments of $8,066,000 for the year ended December 31, 1998, and the identifiable assets for the real estate development includes investments in unconsolidated affiliates of $2,847,000 and $3,608,000 at December 31, 1999 and 1998,
respectively.

                          READING ENTERTAINMENT, INC.

   Capital expenditures include purchases of property held for development of $31,623,000 and $12,445,000 for the years ended December 31, 1999 and 1998, respectively. The capital expenditures for the year ended December 31, 1999 have not been reduced by approximately $213,000 of proceeds from disposals.

   Identifiable assets include investments in unconsolidated affiliates. Investment in unconsolidated affiliates amounted to (1) approximately $1,099,000 and $2,141,000 at December 31, 2000 and 1999, respectively, for the cinema operations; and (2) approximately $12,169,000 and $10,957,000 at December 31, 2000 and 1999, respectively, for Corporate.

   The following table indicates the relative amounts of revenues from operations and property, plant and equipment of the Company by geographic area during the three years ended December 31, 2000 (dollars in thousands). The Company has no export revenues.

                                                         2000    1999    1998
                                                        ------- ------- -------
   Revenues:
     Australia......................................... $16,840 $ 9,332 $ 6,212
     New Zealand.......................................     539     297     --
     Puerto Rico.......................................  15,117  12,974  16,210
     United States.....................................   9,741  15,885  11,507
                                                        ------- ------- -------
       Total........................................... $42,237 $38,488 $33,929
                                                        ======= ======= =======

                                                         2000    1999    1998
                                                        ------- ------- -------
   Property, plant and equipment:
     Australia......................................... $62,896 $59,678 $29,420
     New Zealand....................................... $13,191 $14,853 $ 9,549
     Puerto Rico....................................... $ 3,036 $ 3,006 $18,389
     United States..................................... $ 1,883 $17,681 $ 8,125
                                                        ------- ------- -------
       Total........................................... $81,006 $95,218 $65,483
                                                        ======= ======= =======

   Property, plant and equipment balances presented above include property held for sale and property held for development. The property held for sale amounted to (1) $1,581,000 and $2,893,000 at December 31, 2000 and 1999,
respectively, for the United States; (2) $2,847,000 at December 31, 1999 for Australia, and (3) $2,458,000 at December 31, 2000 for New Zealand. The property held for development amounted to (1) $20,186,000 and $23,702,000 at December 31, 2000 and 1999, respectively, for Australia and (2) $4,972,000 and $7,922,000 at December 31, 2000 and 1999, respectively, for New Zealand.

Note 4--Acquisition, Disposition & Development Activities

 Royal George Theater

   On March 18, 1999, the Company acquired a four-auditorium live theater complex in Chicago which operates under the name "The Royal George Theatre" for approximately $3,000,000 of which $1,180,000 was paid through the delivery of a purchase money note secured by the theater and maturing in May 2000. The theater was acquired in a wholly owned limited liability company, Royal George Theater LLC ("RGT"). In June 2000, Citadel lent the Company $1,200,000 to satisfy this indebtedness . On September 22, 2000, the Company sold RGT to Citadel, for $3,000,000, the Company's approximate cost basis in the property, less an amount equal to the sum of (1) the Citadel loan and (2) the difference between the short-term assets and liabilities of RGT. The Company realized net proceeds of $1,708,000 from the sale of its interest in RGT.

                          READING ENTERTAINMENT, INC.

 The Angelika Dallas Transaction

   In 1999, the Company entered into a lease of a to-be-constructed theater in Dallas, known as the Angelika Film Center & Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, the Company assigned that lease to Citadel. In consideration of the assignment of the lease, Citadel paid to Reading approximately $356,000 in reimbursement of its costs incurred to date in acquiring the leasehold and fitting out the theater, and assumed the Company's obligations under the lease and under various agreements relating to the fitting out of the theater. The Company has agreed that, in the event the theater's EBITDA (earnings before interest, taxes, depreciation and amortization) during the last twelve of the first twenty-four months following the opening of the theater is less than that amount producing a 20% theater level return on Citadel's investment in the theater, then the Company will reimburse to Citadel that amount of Citadel's investment necessary to produce such a 20% return for the twelve-months period; provided that, subject to certain exceptions, Citadel's investment in the theater does not exceed $2,300,000.

 OBI and City Cinemas Transactions

   In December 1998, the Company entered into an agreement in principal ("Reading Agreement in Principal") with James J. Cotter and Michael R. Forman providing for a series of transactions which contemplated the Company's leasing or acquiring various cinemas and live theater properties held either directly or by entities owned by Messrs. Cotter and Forman. In connection with the execution and delivery of the Reading Agreement in Principal, the Company made a $1,000,000 deposit.

   In May 2000, the Company, Citadel, and Messrs. Cotter and Forman entered into an agreement ("Citadel Agreement"), in which the Company assigned its rights and Citadel assumed the Company's obligations under the Reading Agreement in Principal, subject to certain modifications agreed to by Messrs. Cotter and Forman. Under that assignment, Citadel reimbursed the Company for the $1,000,000 deposit. The transactions contemplated by the Reading Agreement in Principal, as modified pursuant to negotiations between Citadel and Messrs. Cotter and Forman, was closed in September 2000, and Reading has no further obligations or liabilities under the Reading Agreement in Principal.

 Sale of Angelika Interest

   On April 5, 2000, the Company sold a 50% interest in AFC to NAC, which resulted in the reduction of its ownership interest in AFC to 33.3%. AFC is the owner of the Angelika Film Center & Cafe, located in the Soho district of Manhattan. The 50% membership interest ("Angelika Interest") in AFC was conveyed in exchange for 8,999,900 shares of the common stock of NAC, representing approximately 25.9% of the outstanding common stock of NAC (calculated after the issuance of such shares), and 100 shares of the Series A Preferred Stock of NAC, representing 100% of such class ("Angelika Transaction"). The Series A Preferred Stock had a liquidation preference of $1.50 per share, was convertible into the common stock of NAC on a share for share basis, was entitled to a dividend preference equal to any dividends declared on the NAC common stock (determined on a per share basis), and enjoyed certain special voting rights.

   The Company had a financial statement basis of approximately $4,923,000 in the Angelika Interest. The sales price was determined to be approximately $9,720,000 for financial reporting purposes, which was calculated using $1.08 per common stock share, the average per share price of NAC common stock for the ten trading days prior to April 5, 2000, and $1.50 per share of the preferred stock, the value of such shares. In the contract setting forth the terms and conditions of the Angelika Transaction, however, the parties valued the Angelika Interest and the shares issued in the transaction at $13.5 million (or $1.50 per share), and this valuation has been adopted by the parties for tax purposes. The sale of the Angelika Interest to NAC resulted in an accounting gain of approximately $4,797,000, including the $1,242,000 of deferred gain (see Note 7).

                          READING ENTERTAINMENT, INC.

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

     Cash............................................................. $  (636)
     Other assets.....................................................    (192)
     Property, plant and equipment....................................    (695)
     Cost in excess of net assets acquired............................  (9,840)
     Liabilities......................................................  (1,240)
     Minority liability...............................................  (1,670)

   Also in April 2000, the Company received $500,000 from NAC for an option that expired unexercised in May 2000. Accordingly, the Company recorded the $500,000 as other income. On November 3, 2000, the Company sold to NAC 5,277,879 shares of the NAC common stock and all 100 shares of the NAC preferred stock issued to it in the Angelika Transaction for $8,469,000. Then in December 2000, the Company sold its remaining 3,722,021 shares for $6,233,000, or approximately $1.67 per share. As a result of the repurchases, the Company holds no NAC common stock as of December 31, 2000.

 Reading Australia

   In 1995, the Company commenced cinema development activities in Australia. In 2000, Reading Australia opened two cinemas with 18 screens, one 8-screen cinema on April 1, 2000 and one 10-screen cinema on September 7, 2000. In Australia, at December 31, 2000, there are seven cinemas in leased facilities, three in owned facilities and one at a managed facility, with a total of 81 screens.

 Puerto Rico

   The Company acquired CineVista in 1994. Since that time the Company has opened four new cinemas with 34 screens. There were no cinemas that opened or closed in 2000.

 New Zealand

   During 1998, Reading New Zealand Limited entered into two 50/50 joint ventures, one of which currently operates thirteen screens in three locations. The second joint venture owned a parcel of land in Wellington on which the Company has now begun construction of an entertainment center featuring a 12 screen multiplex cinema. In July 1999, Reading New Zealand acquired 100% ownership of the Wellington property. In 1998, Reading New Zealand acquired ownership of (1) a property adjacent to the Wellington development site; (2) a multi-story parking garage, also located adjacent to the Wellington development site, and (3) a fifteen-acre site in a suburb of Auckland on which it intended to develop a cinema and an entertainment center ("Takanini"). Development plans for the Takanini site have not matured, and the property is under contract to be sold. The contract provides for a closing date of April 30,2001. The Company expects to close the sale at a gain of approximately $22,000, net of disposal costs.

                          READING ENTERTAINMENT, INC.

Note 5--Asset Impairment and Restructuring Charges

 Domestic Theaters

   During the fourth quarter of 2000, the Company determined to sell its remaining domestic cinema assets (excluding its 33.3% ownership interest in AFC) and concurrently with this decision, wrote down the carrying value of its four domestic cinemas (28 screens) to their estimated market value. The estimated market value of approximately $1,706,000 was calculated using a cash flow multiple of 6 applied on the aggregate cash flow generated from the four cinemas in 2000. Included in the Consolidated Statement of Operations for the year ended December 31, 2000 is approximately $11,743,000 of such write-down (inclusive of approximately $90,000 and $125,000 of goodwill written off and estimated disposal costs, respectively). Included in the Consolidated Balance Sheet at December 31, 2000 is $1,706,000 of cinema assets (market value less estimated disposal costs) as "Assets held for sale". In March 2001, those assets were sold to Citadel for $1,706,000.

   In 1999, the Company wrote-off the entire carrying value of two of its domestic cinemas totaling $136,000 (net of $86,000 to be paid to the Company by the City of Buffalo, New York). In addition, after a review of the estimated market value of certain domestic real estate held for sale, the Company recorded a $203,000 impairment charge related to such real estate.

   During the fourth quarter of 1999, the Company adopted a plan and commenced steps to relocate the Company's headquarters from Philadelphia to Los Angeles and recorded a restructuring charge of $889,000 in 1999. The Restructuring charge includes a provision for lease termination charges, duplicate office and employee expenditures and employee severance obligations.

 Puerto Rico

   During the third quarter of 1999, the Company recorded an asset impairment charge of $14,022,000 after CineVista wrote-off the entire carrying value of the 8-screen cinema it operates at the Plaza Las Americas Mall (the "Plaza Cinema"). Prior thereto, CineVista believed it had reached an agreement with the landlord as to the terms of the lease with respect to the opening of a new 10-screen cinema at a second location in the Plaza. However, CineVista was advised by the landlord that the new cinema lease was awarded to a third party, CineVista's primary competitor in the Puerto Rican market. In light of the adverse change in the Plaza Cinemas' business prospects upon the opening of a competing state-of-the-art cinema in the same shopping mall, the Company evaluated the recoverability of its investment in the Plaza Cinema and determined that the entire carrying value of the Plaza Cinemas, $13,884,000 ($11,838,000 in beneficial lease, $1,438,000 in leasehold improvements and $1,009,000 in equipment, net of certain related lease liabilities of $401,000) was impaired and was written-off. Also in the third quarter of 1999, CineVista decided to close a 4-screen leased cinema and recorded an asset impairment charge of $138,000, the difference of the carrying value of the cinema and the appraised value of the leasehold interest. That cinema was closed in January 2001.

   During the fourth quarter of 1999, the Company decided it should exit the Puerto Rico market and therefore wrote-down the carrying value of CineVista to its estimated net realizable value, resulting in an additional asset impairment charge of $17,308,000. The estimated net realizable value of CineVista was determined by computing the net present value of CineVista's estimated future cash flows. The discount rate utilized was determined based upon an analysis of comparable sale transactions. In conjunction with the asset impairment charge, the Company wrote-off the remaining beneficial lease, $273,000, and created a $17,034,000 asset impairment reserve which is a component of Property and equipment (see Note 8).

                          READING ENTERTAINMENT, INC.

 Reading Australia and Reading New Zealand

   During third and fourth quarters of 2000, the Company recorded an asset impairment charge of approximately $3,233,000 relating to the Company's investments in Australia and New Zealand. Of this amount, approximately $2,068,000 related to the Whitehorse Property Group and the unit trust of which the Whitehorse Property Group is the sole trustee (collectively "WPG") (see Note 6), $1,141,000 related to Frankston, and $24,000 related to Takanini.

   In early 2000, WPG determined to sell its shopping center and commenced marketing the property for sale during the second quarter of 2000. Based upon then estimates of the potential proceeds which could be expected from a sale of the shopping center, and WPG's investment in the property, the Company wrote down its investment in WPG by approximately $1,725,000. In the third quarter of 2000, the Company determined that the Company's remaining investment in WPG would not be recoverable, taking into account the obligations of WPG, and the contracted sales price for the shopping center. Accordingly, the Company reduced its investment in WPG to zero as of September 30, 2000.

 Leased Equipment

   In the fourth quarter of 1999, the Company was advised by the partnership which manages the Company's portfolio of leased equipment that the market for used computer equipment had deteriorated as the global Year 2000 compliance efforts created an overabundance of used computer equipment. In addition, a decision by a large lessee of the Company's computer equipment to upgrade certain computer equipment, including equipment leased from the Company, is also anticipated to have an effect upon the estimated residual value of the portfolio. Based on discussions with computer equipment vendors, the Company wrote-off the entire carrying value, $2,125,000, in the fourth quarter of 1999.

Note 6--Property Held for Sale

 Domestic Theaters

   During the fourth quarter of 2000, the Company determined to sell its remaining domestic cinema assets (excluding its 33.3% membership interest in AFC) and concurrently with this decision, wrote down the carrying value of its four domestic cinemas (28 screens) to their estimated market value (see Note
5). The Company concluded the sale of the four domestic assets in question on March 8, 2001. The sale was to Citadel at a sale price equal to the written down value on the Company's books at December 31, 2000 of $1,706,000 and was in the form of a two year note carrying interest at 8.0%.

 Whitehorse Property Group

   Reading Australia owns a 50% interest in WPG. The ownership is structured as a joint venture with Burstone Victoria Pty Limited ("Burstone") which owns the remaining 50% interest in WPG. WPG owns a shopping center located near Melbourne, Australia (the "Whitehorse Center").

   Reading Australia paid $1,400,000 for its interest in WPG. In addition, Reading Australia guaranteed a 50% interest in an existing bank loan in the principal amount of $6,120,000, incurred by WPG in connection with its purchase of the shopping center and secured by a first mortgage on the shopping center ("WPG Loan"), and loaned to the principals of Burstone approximately $1,600,000 to enable these individuals to buy out certain minority interests in Burstone ("Burstone Loan"). The Burstone Loan was due and payable on November 21, 1999 and is guaranteed by Burstone and is secured by the borrower's interest in Burstone and by Burstone's interest in WPG. The Company has taken legal actions against the Burstone's principals to collect this loan which is currently in default.

                          READING ENTERTAINMENT, INC.

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

   WPG has not yet been successful in selling the shopping center due to the refusal of Burstone to agree to sell the shopping center at the price currently being offered by a prospective qualified purchaser. On September 28, 2000, WPG was unable to repay the WPG Loan when the same became due. In light of the position taken by Burstone, the Company has (1) commenced an action to recover the Burstone Loan; (2) purchased in March 2001 the WPG Loan, and (3) entered into an agreement to sell the shopping center to a potential purchaser (subject to the satisfactory completion of due diligence by that potential purchaser, and the procurement by Reading Australia of the right to sell the shopping center over any ongoing objections by Burstone). Based upon the contracted sales price for the shopping center, and taking into account the obligations of WPG under the WPG Loan, management determined that the Company's remaining investment in WPG would not be recoverable. The Company wrote off its investment in WPG amounting to $343,000 in the third quarter of 2000.

   WPG's (net loss) earnings for the years ended December 31, 2000, 1999 and 1998 totaled approximately ($478,000), ($194,000) and $50,000, respectively. Reading recognized 100% of such losses in 2000 and 1999 because it effectively holds 100% of WPG due to its security interest in the WPG interest owned by Burstone and in the shares of Burstone owned by the borrowers under the Burstone Loan. These losses have been included in the Consolidated Statements of Operations for the year ended December 31, 2000 as "Equity in (losses) earnings of affiliates."

 Royal George Theatre

   In 1999, the Company determined that it would sell RGT. Accordingly, $2,893,000, the Company's net carrying value of RGT was classified as Property held for sale in the Consolidated Balance Sheet at December 31, 1999.

   On September 22, 2000, the Company transferred to Citadel its interest in RGT, the limited liability company formed by the Company to acquire and operate the Royal George Theatre complex, for $3,000,000, the Company's approximate cost basis in the property, less an amount equal to the sum of (1) the long-term liabilities of RGT and (2) the difference between the short-term assets and liabilities of RGT. The Company realized net proceeds of $1,708,000 from the sale of its interest in RGT.

                          READING ENTERTAINMENT, INC.

Note 7--Investments in Unconsolidated Affiliates

   The tables below set forth the carrying values of the Company's equity investments in unconsolidated affiliates, and the Company's share of their earnings or losses, for the periods presented (dollars in thousands).

   The Company accounts for its investment in unconsolidated affiliates by the equity method. The Company records its share of such earnings (loss) in the Consolidated Statement of Operations as "Equity in earnings of affiliate" and the carrying value of the Company's investment in unconsolidated affiliates are recorded in the Consolidated Statement of Operations as "Equity in earnings of affiliate" (dollars in thousands).

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
     CHC..............................................   $ 8,811      $10,957
     NAC..............................................       --           --
     AFC..............................................     3,358          --
     NZ JV............................................     1,099        2,141
     BRI..............................................       --           --
                                                         -------      -------
                                                         $13,268      $13,098
                                                         -------      -------

                                                             Year Ended
                                                            December 31,
                                                        -----------------------
                                                         2000     1999    1998
                                                        -------  ------  ------
     CHC............................................... $  (918) $2,799  $1,390
     NAC...............................................    (785)    --      --
     AFC...............................................     265     --      --
     NZ JV.............................................      84      20     --
     WPG (Note 5)......................................    (478)   (171)     26
     Love Janis........................................     --     (109)    --
     BRI...............................................     --      --     (346)
                                                        -------  ------  ------
                                                        $(1,832) $2,539  $1,070
                                                        -------  ------  ------

 Citadel Holding Corporation

   At December 31, 2000, the Company owned 2,113,673 shares of common stock of CHC representing an ownership interest of approximately 31.7%. In January 2000, Citadel reorganized under a new Nevada holding company. In that transaction, the outstanding shares of CHC's Common Stock were converted into
0.8 shares of Class A Nonvoting Common Stock and 0.2 shares of Class B Voting Common Stock. As a result, the common stock shares owned by the Company were converted into 1,690,938 shares of Class A Nonvoting and 422,734 shares of the Class B Voting common stock.

   On September 20, 2000, the CHC issued 2,622,466 shares of Class A Nonvoting Common Stock and 655,616 shares of Class B Voting Common Stock to acquire OBI which further reduced the Company's ownership to approximately 21.25%. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 51, the Company decreased its additional paid-in capital by approximately $1,230,000 to reflect the dilution in the Company's ownership of CHC's common stock.

   The carrying value of the Company's investment at December 31, 2000 and 1999 approximate the Company's underlying equity in the net assets of Citadel plus a $1,998,000 loan receivable from Craig held by Citadel (which amount is deducted from Citadel's Shareholders equity for financial reporting purposes as disclosed in Citadel's December 31, 2000 Annual Report on Form 10-K). The closing price of CHC's Class A

                          READING ENTERTAINMENT, INC.

Nonvoting and Class B Voting common stock at December 31, 2000 was $2.375 and $2.5625 per share, respectively. Citadel's assets and liabilities totaled $63,922,000 and $24,794,000, respectively, as of December 31, 2000.

 National Auto Credit, Inc. ("NAC") & Angelika Film Center LLC ("AFC")

   On April 5, 2000, the Company sold a 50% interest in AFC to NAC in exchange for 8,999,900 shares of NAC common stock and 100 shares of NAC preferred stock (see Note 10). Completion of this transaction (1) gave the Company a 25.9% ownership interest in NAC, (2) resulted in a gain of $4,797,000 attributable to the 50% of AFC sold to NAC, approximately $1,242,000 of which was deferred, representing the gain attributable to the Company's ownership percentage of NAC common stock, and (3) required that the accounts of AFC be de-consolidated from those of the Company, with the Company's remaining 33.3% interest in AFC accounted for by the equity method from the date of the sale.

   On November 3, 2000, the Company sold 5,277,879 shares of NAC common stock and its 100 shares of NAC preferred stock to NAC, in exchange for a cash payment of $8,469,000. On December 16, 2000, the Company sold its remaining 3,722,021 shares for approximately $6,223,000 and recognized the deferred gain on the sale of the AFC. Following completion of these transactions, the Company owned no NAC common stock at December 31, 2000.

 New Zealand Joint Ventures

   During the second quarter of 1998, Reading New Zealand entered into a 50/50 joint venture, with a cinema operator in New Zealand (the "NZ JV"). In connection with the joint venture, the Company has made loans to the joint venture of $1,200,000 in order to finance a portion of the acquisition price of two multiplex cinemas and the underlying property acquisition and construction costs of a cinema which the joint venture developed.

 Love Janis LLC

   During the third quarter of 1999, the Company invested $109,000 to acquire a 25% interest in a live theater production of the play Love, Janis which played in the RGT. The play ran from August through November 1999 and was closed. The Company wrote-off the investment of $109,000 in Love Janis LLC and included such loss in Equity in earnings of affiliates for the year ended December 31, 1999. James J. Cotter and Michael Forman (see Note 2) were also investors in Love Janis LLC.

 Big 4 Ranch, Inc.

   In December 1997, Citadel capitalized a wholly-owned subsidiary, BRI, with a cash contribution of $1,200,000 and distributed 100% of the shares of BRI to Citadel's common shareholders. The Company received 1,564,473 shares or 23.4% of BRI. In September 1998, the Company acquired 661,700 additional shares increasing its interest to 2,226,173 shares of common stock of BRI, an ownership interest of approximately 33.4%. The carrying value of the Company's interest in BRI was reduced to $0 in 1998. Accordingly, the Company did not recognize any share of BRI's net loss in 2000 or 1999. BRI had negative equity at December 31, 2000. The Company has no obligation to fund BRI's operating losses.

                          READING ENTERTAINMENT, INC.

Note 8--Property and Equipment

   Property and equipment consisted of the following (dollars in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Land..................................................... $  2,598  $  3,015
   Buildings................................................   14,800    13,258
   Leasehold improvements...................................   28,779    29,539
   Equipment................................................   25,397    24,200
   Construction-in-progress development costs...............   16,193    11,137
                                                             --------  --------
                                                               87,767    81,149
   Accumulated depreciation.................................   (7,145)   (6,261)
   Provision for asset impairment (Note 5)..................  (28,813)  (17,034)
                                                             --------  --------
                                                             $ 51,809  $ 57,854
                                                             --------  --------

Note 9--Commitments and Contingencies

 Minimum Lease Payments

   The Company determines annual base rent expense by amortizing total minimum lease obligations on a straight-line basis over the lease terms. Base rent expense under operating leases totaled $5,994,000, $5,274,000, and $4,670,000 in 2000, 1999 and 1998, respectively. In 2000, 1999, and 1998, contingent rental expense under operating leases totaled $332,000, $336,000 and $134,000, respectively.

   The Company conducts some of its cinema operations in leased premises. Seven of Reading Australia's eleven operating multiplexes are in leased facilities. At December 31, 2000, all of the Company's domestic and Puerto Rico cinemas were operated in leased premises. The Company's cinema leases have remaining terms inclusive of options of 10 to 50 years. Certain of the Company's cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. The Company also leases office space and equipment under non-cancelable operating leases. All leases are accounted for as operating leases.

   Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases consist of the following at December 31, 2000. The Company has no leases which require capitalization (dollars in thousands).

                                                                       Operating
                                                                        Leases
                                                                       ---------
     2001............................................................. $  4,914
     2002.............................................................    4,849
     2003.............................................................    4,759
     2004.............................................................    4,846
     2005.............................................................    4,863
     Thereafter.......................................................   76,499
                                                                       --------
       Total net minimum lease payments............................... $100,730
                                                                       --------

   Included in the table above are the minimum lease payments relating to the four domestic cinemas that were sold in March 2001.

                          READING ENTERTAINMENT, INC.

 Domestic

   The Company's affiliate, Citadel, as the holder of the $7,000,000 of Series A Preferred Stock, has the right to require redemption of such stock during a ninety day period commencing October 15, 2001 (see Note 15). In addition, the Company is two quarters in arrears with respect to dividends owed on the Series A Preferred Stock amounting to $228,000 (payable to Citadel) and the Company had dividends in arrears amounting to $7,150,000 on its Series B Preferred Stock (payable to Craig) at December 31, 2000. Dividends on the Series A Preferred Stock were paid in March 2001.

   In 1999, the Company entered into a lease of a to-be-constructed theater in Dallas, known as the Angelika Film Center and Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, the Company assigned that lease to Citadel and has agreed to reimburse Citadel portion of its investment in the cinemas, to the extent needed to produce a 20% return on the investment during the second operating year of that cinema (see Note 4).

   The City of Philadelphia (the "City") has asserted that the Company's North Viaduct property requires environmental decontamination and that the Company's share of any such remediation cost will aggregate approximately $3,500,000. The Company presently is in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate (see Note 13).

   The Company's 1996 tax return is under review by the Internal Revenue Service ("IRS"). While the Company believes its reporting position in such period to be reasonable and the IRS has not alleged any deficiencies, no assurances can be made that the Company's tax reporting position will be upheld.

 Australia

   The Company has committed to development expenditures relating to cinema and entertainment development projects (Chirnside and fit-out of Auburn and Belmont) that have been approved for completion of approximately $5,226,000 all of which is expected to be funded in 2001. The Company has secured what it believes to be adequate funding from the bank to complete its one pending development project. Under the current terms, this loan is due and payable in full in December 31, 2000. The Company has also entered into a contract to build one entertainment center which is currently under review by the Company. The extent of the Company's exposure to the other contracting party if it fails to construct that entertainment center is uncertain. However, while no assurances can be given, the Company believes that its exposure for damage would not be material, were it to elect not to proceed with such construction. There are no other development commitments in Australia.

 New Zealand

   The Company has succeeded in acquiring additional financing to fund its development obligations at Wellington which commenced in December 2000. In New Zealand, the Company has a $2,800,000 property purchase mortgage on its Takanini property due in 2001, which will be repaid from the proceeds of its sale.

Note 10--Bank Credit Facilities

   CineVista had a $5,000,000 line of credit (the "Line of Credit") which expired on December 31, 2000. At December 31, 2000, $900,000 was outstanding under the Line of Credit and the Line of Credit was paid in full subsequent to yearend.

   In March 2000, Reading Australia entered into the Australian Line of Credit with a major bank which provides for borrowings of up to A$25,000,000 for the construction of an entertainment center and cinema in Sydney. The Australian Line of Credit Agreement is secured by a pledge of substantially all of Reading

                          READING ENTERTAINMENT, INC.

Australia's assets and those of its 100% owned subsidiaries and requires Reading Australia to maintain various financial covenants, restricts dividends and limits additional borrowings. In December 2000, the bank approved an extension on the credit facility to December 31, 2001 and an increase of the Australian Line of Credit of A$5,000,000 for additional cinema development. The Company is negotiating with the bank to extend the loan to December 2002.

   In December 2000, Reading New Zealand entered into a loan agreement with a major New Zealand bank for borrowings of NZ$30,400,000 for the purpose of the construction of the Wellington development and for the refinancing of the loan on the Wellington site. The loan is secured by a mortgage over the Wellington properties and pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project.

   The Company's aggregate future principal loan payments are as follows (dollars in thousands):

       Year Ending December 31,
         2001........................................................... $ 4,476
         2002...........................................................  14,207
         2003...........................................................     183
                                                                         -------
                                                                         $18,886
                                                                         -------

Note 11--Stock Option Plans

   As of December 31, 2000, the Company had options outstanding under two stock option plans: the 1992 Non-qualified Stock Option Plan (the "1992 Plan," as amended in 1997) and the 1997 Equity Incentive Plan (the "1997 Plan"). Each plan was approved by shareholders in its year of adoption.

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

   Shareholders of the Company approved a grant of options on September 16, 1997 to James J. Cotter, Chairman of the Board of Directors of the Company (the "Cotter Options"). The Cotter Options are divided into three groups: options to purchase up to 110,000 shares of Common Stock, which become exercisable in four equal installments commencing one year from the date of grant (the "Basic Options"); options to purchase up to 260,000 shares of Common Stock, which become exercisable over a similar vesting schedule, but only in proportion to the number of shares of Convertible Preferred Stock which are converted into Common Stock (the "Convertible Preferred Options"); and options to purchase up to 90,000 shares of Common Stock, which become exercisable over a similar vesting schedule, but only in proportion to the number of shares of Common Stock which are issued pursuant to the Asset Put Option (the "Asset Put Options") which expired on May 14, 2000. Accordingly, these options are no longer considered exercisable. All shares granted under the Cotter Options have an exercise price of $12.80 per share.

                          READING ENTERTAINMENT, INC.

   Changes in the number of option shares available under the Plans are summarized as follows:

                                  2000                     1999                    1998
                         ------------------------ ----------------------- -----------------------
                                    Weighted Avg            Weighted Avg            Weighted Avg
                         Options   Exercise Price Options  Exercise Price Options  Exercise Price
                         --------  -------------- -------  -------------- -------  --------------
1992 Plan:
  Outstanding at
   1/1/00...............  415,232      $13.76     360,232      $13.76     360,232      $13.76
  Canceled..............  (80,000)     $11.58     (15,000)     $12.80         --          --
  Granted...............      --          --       70,000      $ 6.34         --          --
                         --------      ------     -------      ------     -------      ------
    Outstanding at
     12/31/00...........  335,232      $12.78     415,232      $13.76     360,232      $13.76
                         --------      ------     -------      ------     -------      ------
1997 Plan:
  Outstanding at
   1/1/00...............  127,000      $12.81     147,000      $12.82     152,000      $12.80
  Canceled.............. (142,000)     $ 6.51     (20,000)     $12.88      (5,000)     $12.80
  Granted...............  100,000      $ 3.88         --          --          --          --
                         --------      ------     -------      ------     -------      ------
    Outstanding at
     12/31/00...........   85,000      $12.82     127,000      $12.81     147,000      $12.80
                         --------      ------     -------      ------     -------      ------
Cotter Options:
  Outstanding at Year
   End..................  110,000      $12.80     110,000      $12.80     110,000      $12.80
                         --------      ------     -------      ------     -------      ------
Total
  Outstanding at Year
   End..................  530,232      $12.78     652,232      $13.37     617,232      $13.37
                         --------      ------     -------      ------     -------      ------
  Exercisable at Year
   End..................  444,732      $12.79     453,357      $13.70     386,732      $13.70
                         --------      ------     -------      ------     -------      ------

   The weighted average remaining contractual life of all options outstanding at December 31, 2000 was approximately 4.0 years.

   The Company applies Accounting Principles Board Opinion No. 25, the intrinsic value method, in accounting for the compensation expense of its stock option plans. Under the intrinsic value method, no compensation expense is recognized for stock option awards granted at or above fair market value. Effective January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," encouraged adoption of a fair value based method for valuing the cost of stock option grants. SFAS No. 123 allows companies to continue to employ APB No. 25, but requires disclosure of pro forma net income and earnings per share information reflecting the fair value approach to valuing stock options and the corresponding increase in compensation expense in each of the years that the company grants stock options. The Company granted options in 1999 and no options were granted in 2000 or 1998. In computing the pro forma effect of the grants of stock options granted in 1999, the Asset Put Options and the Convertible Preferred Stock Options have been excluded since the conditions precedent to the granting of such options have not occurred. The fair value of these options was estimated at the respective dates of grant using a Black-Scholes option pricing model employing the weighted average assumptions in the following table:

                                                             2000  1999    1998
                                                             ---- -------  ----
     Stock Option Exercise Price............................ $ -- $  6.34  $ --
     Risk Free Interest Rate................................   --    5.61%   --
     Expected Dividend Yield................................   --    0.00%   --
     Expected Option Life...................................   -- 5 years    --
     Expected Volatility....................................   --   25.01%   --
     Fair Value of Options..................................   -- $  2.11    --

                          READING ENTERTAINMENT, INC.

   The pro forma effect of the issuance of these options would have been to increase the "Net loss applicable to common shareholders" by approximately $32,000 ($0.004 per share), $164,000 ($.02 per share), and $258,000 ($.03 per share) in 2000, 1999, and 1998, respectively. The pro forma adjustments may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. Further, SFAS 123 requires assumptions by management regarding the likelihood of events on which the vesting of contingent options is predicated.

Note 12--Income Taxes

   Loss before income taxes consists of the following components (dollars in thousands):

                                                     Year Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
     United States................................. $ (2,553) $   (215) $ 4,917
     Foreign.......................................  (13,271)  (40,044)  (6,337)
                                                    --------  --------  -------
       Total....................................... $(15,824) $(40,259) $(1,420)
                                                    --------  --------  -------

   Significant components of the provisions for income taxes attributable to operations are as follows (dollars in thousands):

                                                                 Year Ended
                                                                December 31,
                                                              -----------------
                                                               2000  1999  1998
                                                              ------ ----- ----
     Income taxes (benefit):
     Current
       United States......................................... $   62 $ --  $122
       Foreign...............................................    846   817  786
       State and local.......................................    170   106   78
                                                              ------ ----- ----
         Total income taxes (benefit)........................ $1,078 $ 923 $986
                                                              ------ ----- ----

   Reconciliation of income taxes at United States statutory rates to income taxes as reported are as follows:

                                                          Year Ended
                                                         December 31,
                                                    ------------------------
                                                     2000      1999    1998
                                                    -------  --------  -----
   Tax provision (benefit) at U.S. statutory
    rates.......................................... $(5,380) $(13,688) $(483)
   Foreign and U.S. losses not currently
    benefited......................................   4,383    13,688    605
   Foreign withholding taxes.......................     846       817    786
   State income taxes..............................     170       106     78
   Use of net operating loss carryforwards.........   1,059       --     --
                                                    -------  --------  -----
       Total income taxes (benefit)................ $ 1,078  $    923  $ 986
                                                    =======  ========  =====

                          READING ENTERTAINMENT, INC.

   Carryforwards and temporary differences which give rise to the deferred tax asset at December 31 are:

                                                               2000      1999
                                                             --------  --------
   Net operating loss carryforwards......................... $ 19,367  $ 20,715
   Alternative minimum taxes................................    3,189     3,189
   Wrap Lease rental sale...................................    4,754     6,981
   Reserves and other, net..................................   21,288    16,314
                                                             --------  --------
     Gross deferred asset...................................   48,598    47,119
   Valuation allowance......................................  (48,298)  (47,199)
                                                             --------  --------
     Net deferred asset..................................... $    --   $    --
                                                             ========  ========

   Based on an analysis of the likelihood of realizing the Company's gross deferred tax asset (taking into consideration applicable statutory carryforward periods), the Company concluded that under SFAS No. 109, a valuation allowance for the entire amount was necessary at December 31, 2000 and 1999. The Company's federal tax net operating loss carryforwards expire as follows:

       Year                                                              Amount
       ----                                                              -------
       2002............................................................. $ 7,382
       2003.............................................................     589
       2007.............................................................   1,443
       2008.............................................................   1,155
       2009.............................................................      32
       2018.............................................................     311
       2019.............................................................   2,239
                                                                         -------
                                                                         $13,151
                                                                         =======

   In addition to the federal net operating loss carryforwards, the Company has Federal Alternative Minimum Tax ("AMT") credits of $3,189,000, which can be carried forward indefinitely. Also, the Company has foreign net operating loss carryforwards of $38,470,000 of which $17,862,000 are in Puerto Rico and expire between 2002 and 2007 unless utilized prior thereto.

   The Company paid $83,000, $88,000 and $192,000 in income taxes in 2000, 1999, and 1998, respectively. The Company is subject to regular federal income tax; however, due to its net operating loss carryforwards, the Company is only required to pay AMT. AMT is calculated separately from the regular federal income tax and is based on a flat rate applied to a broader tax base. Amounts payable thereunder cannot be totally eliminated through the application of net operating loss carryforwards.

   The Company's 1996 tax return is under review by the Internal Revenue Service. While the Company believes its reporting position in such period to be reasonable and the Service has not alleged any deficiencies, no assurances can be made that the Company's tax reporting position will be upheld.

                          READING ENTERTAINMENT, INC.

Note 13--Legal Proceedings

 Certain Shareholder Litigation

   In September 1996, the holder of 50 shares of common stock commenced a purported class action on behalf of the Company's minority shareholders in the Philadelphia County Court of Common Pleas relating to the 96 Reorganization and Stock Transactions. The complaint in the action (the "Complaint") named REI, Craig Corp, two former directors of REI and certain of the then current directors of REI as defendants. The Complaint alleged, among other things, that the Independent Committee (set up to review the transactions), and the current and former directors of REI breached their fiduciary duty to the minority shareholders in the review and negotiation of the 96 Reorganization and Stock Transactions and that none of the directors of REI were independent and that they all were controlled by James J. Cotter, Craig Corp or those controlled by them. The Complaint also alleged, in part, that the defendants failed to disclose the full future earnings potential of the Company and that Craig Corp would benefit unjustly by having its credit rating upgraded and its balance sheet bolstered and that the value of the minority shareholders' interest in the Company was diluted by the transactions.

   In November 1996, plaintiffs filed an Amended Complaint against all of the REI's directors at that time, its two former directors and Craig Corp. The Amended Complaint does not name REI as a defendant. The Amended Complaint essentially restated all of the allegations contained in the Complaint and contended that the named defendant directors and Craig Corp breached their fiduciary duties to the alleged class. The Amended Complaint sought unspecified damages on behalf of the alleged class and attorneys and experts' fees. On December 9, 1997, the Court certified the case as a Class Action and approved the plaintiff as Class Representative.

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

   On September 28, 1998, the defendants filed a motion for summary judgment. In February 2000, the Court granted summary judgment against the Plaintiff and in favor of all of the defendant directors. Craig Corp was not dismissed, however, the Court agreed to reconsider Craig Corp's motion in light of its decision to dismiss the claims against all of the defendant directors. Subsequently, the Court entered summary judgment in favor of Craig Corp, and the plaintiff appealed the Court's determinations with respect to all defendants. The Company is advised that all defendants intend to defend against the plaintiff's appeal of the Court's ruling.

 Redevelopment Authority of the City of Philadelphia v. Reading

   On December 12, 1997, the Redevelopment Authority filed an action in the Philadelphia Court of Common Pleas which relates to the 1993 sale of the Headhouse property by Reading to the Authority. Plaintiff has alleged discovery of various contaminants--asbestos, PCB's lead paint--and alleged past and future clean-up costs in excess of $1,000,000. The action was settled in 2000.

 Whitehorse Center Litigation

   On October 30, 2000, Reading Australia commenced litigation in the Supreme Court of Victoria at Melbourne, Commercial and Equity Division, against its joint venture partner and the controlling stockholders of its joint venture partner in the Whitehorse Center. That action is entitled Reading Entertainment Australia PTY, LTD vs. Burstone Victoria PTY, LTD and May Way Khor and David Frederick Burr, and was brought to collect

                          READING ENTERTAINMENT, INC.

on a loan made by Reading Australia to Ms. Khor and Mr. Burr, which loan was guaranteed by Burstone Victoria PTY, LTD ("Burstone"). The defendants have asserted certain set-offs and counterclaims, alleging, in essence, that Reading Australia breached certain obligations it had to build a cinema at the Whitehorse Center, causing the defendants substantial damages. The Company believes that it has good and sufficient defenses to the defendants assertions and counter claims. The case is currently in the discovery stage.

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

Note 14--Quarterly Financial Information (Unaudited)

   Quarterly financial information for 2000 and 1999 is summarized below:

                                          First   Second    Third     Fourth
                                         Quarter  Quarter  Quarter   Quarter
                                         -------  -------  --------  --------
   2000:
     Revenues........................... $11,387  $10,961  $ 10,848  $  9,041
     Net loss applicable to common
      shareholders......................  (3,292)  (1,728)   (4,241)  (10,593)
     Basic and diluted loss per share... $ (0.44) $ (0.23) $  (0.57) $  (1.43)

   1999:
     Revenues........................... $ 8,256  $ 9,974  $ 11,403  $  8,855
     Net loss applicable to common
      shareholders......................  (2,540)    (815)  (16,411)  (25,751)
     Basic and diluted loss per share... $ (0.34) $ (0.11) $  (2.20) $  (3.46)

 Fiscal 2000

   The growth in revenues during first and second quarters of 2000 as compared with the same periods during 1999 is generally due to increased number of screens in operation in Puerto Rico and Australia during the 2000 periods, partially offset by the decline in revenues as a result of the deconsolidation of AFC after April 5, 2000 and the closure of one location with 8 screens in June 2000. In addition, first and second quarter results include the following non-recurring transactions: (1) an exchange transaction with NAC which resulted in the sale of a 50% interest in the AFC and the acquisition of 25.9% common stock interest in NAC. This exchange transaction resulted in a gain of approximately $4,776,000 (including the deferred gain of approximately $1,242,000); (2) a $1,725,000 and a $ 24,000 impairment loss to reflect the uncertainty regarding the ultimate recovery of WPG and Takanini investments; and (3) an increase in equity losses from the Company's ownership of NAC, WPG and Citadel (see Note 7).

   Third quarter results include the following: (1) a write off of development costs amounting to approximately $1,142,000 upon the Company's determination that it would not proceed with development of one project in Australia; (2) an additional $342,000 impairment write down relating to WPG assets to reduce the carrying cost to zero; (3) insurance settlement proceeds of approximately $949,000 received by CineVista; and (4) $500,000 of fee received from NAC taken to income (previously recorded as deferred income).

   Fourth quarter results include (1) approximately $14,150,000 of proceeds received from the sale of NAC common stock in November and December 2000 and
(2) approximately $11,743,000 in impairment write down of the Company's domestic cinema circuit to its estimated market value (see Note 5).

                          READING ENTERTAINMENT, INC.

 Fiscal 1999

   First quarter revenues decreased from those recorded in the prior year's first quarter due to the significant contribution the Company received from the movie Titanic in 1998's first quarter. Third quarter results include a $14,022,000 asset impairment charge and a full quarter of operating results of two new cinemas opened in May. Fourth quarter results include an asset impairment charge of $20,272,000, a restructuring charge of $889,000 and an additional allocation of expenses charged to the Company by Craig of approximately $580,000, plus a full quarter of results of a new cinema which opened in September.

Note l5--Capitalization

 Common Stock

   Common Stock, par value $0.001, is traded on the Nasdaq National Market system under the symbol RDGE The Articles of Incorporation include restrictions on the transfer of Common Stock which are intended to reduce the risk that an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, will occur, which change could reduce the amount of federal tax net loss carryforwards available to offset taxable income. The restrictions provide that any attempted sale, transfer, assignment or other disposition of any shares of Common Stock to any person or group who, prior to the transfer owns (within the meaning of the Code and such regulations) shares of Common Stock or any other securities of REI which are considered "stock" for purposes of Section 382, having a fair market value equal to or greater than 4.75% of the value of all outstanding shares of REI "stock" shall be void ab initio, unless the Board of Directors of the Company shall have given its prior written approval. The transfer restrictions will continue until January 1, 2003 unless earlier terminated by the Company's Board of Directors.

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

   No dividends were declared or paid on the Series B Preferred Stock, all of which is owned by Craig, during 2000 and 1999. With respect to dividends due on the Series A Preferred Stock, all of which is held by Citadel, the Company was two quarters in arrears at December 31, 2000. Accumulated dividends related to the Series A and Series B Preferred Stock totaled $227,000 and $7,150,000 at December 31, 2000. All dividends owed on Series A Preferred Stock were paid in March 2001.

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

                          READING ENTERTAINMENT, INC.

The Series B Preferred Stock has no mandatory conversion provisions. Citadel has certain registration rights with respect to the shares of the Common Stock to be received upon the conversion of the Series A Preferred Stock.

   The Company may, at its option, redeem the Series A Preferred Stock at any time after October 15, 2001, in whole or in part, at a redemption price equal to a percentage of the stated value (initially 108%, declining 2% per annum until the percentage equals 100%) plus accrued and unpaid dividends to the date of redemption. The holders of a majority of the Series A Preferred Stock have the right to require REI to repurchase the Series A Preferred Stock at the stated value plus accrued and unpaid dividends for a 90-day period beginning October 15, 2001. In addition, the holders of the Series A Preferred Stock may require the Company to repurchase the shares at the stated value plus accrued and unpaid dividends in the event that the Company falls to pay dividends on the Series A Preferred Stock in any four quarterly periods. In the event of a change in control of the Company, the holders of a majority of the Series A Preferred Stock may require redemption at a premium. The Series A Preferred Stock has not been included as Shareholders' Equity in the Company's Consolidated Balance Sheet due to the mandatory redemption provisions.

Note 16--Financial Instruments

   During the fourth quarter of 1997, the Company entered into several foreign currency swaps and currency forward position with a major bank. The agreements provided for the Company to receive $12,363,800 U.S. dollars ("USD") in return for the delivery of $18,659,300 Australian dollars ("AUD") in January 1998. The value of the contracts at December 31, 1997 was established by computing the difference between the contractual exchange rates of the swap and forward positions (AUD/USD) and the exchange rates in effect at December 31, 1997 and an unrealized gain of $220,000 was recorded in 1997 from these transactions which gain has been included in "Other income." During the first quarter of 1998, the currency positions and extensions thereof matured and the Company incurred a loss of approximately $670,000 which has been included in the Consolidated Statement of Operations as a component of "Other Expense." The Company does not presently have any foreign currency positions.

Note 17--Supplemental Disclosure of Cash Flow Information

   During fiscal years 2000, 1999 and 1998, interest paid amounted to approximately $767,000, $371,000 and $70,000, respectively. Income taxes paid during fiscal years 2000, 1999 and 1998 amounted to $83,000, $96,000 and $192,000, respectively.

   Non-cash investing activities during 2000 consisted of (1) the exchange of 50% interest in Angelika for equity investment in National Auto Credit, Inc. (Note 4), (2) debt extinguished as a part of the Royal George Theatre sale (Note 4), (3) $4,500,000 note payable to Sutton Hill Associate (Note 4), and
(4) SAB 51 loss (Note 7).

Note 18--Subsequent Event

 Cinema Closure

   On January 11, 2001, CineVista closed a 6-screen theater in Cayey.

 Sale of Cinema

   On March 8, 2001, the Company sold to Citadel the Company's leasehold interests in four domestic cinemas for approximately $1,706,000, its approximate book basis.

                          READING ENTERTAINMENT, INC.

 Proposed Consolidation of the Companies

   On March 15, 2001, the Boards of Directors of each of REI, Craig Corp. and CHC considered management's proposal to consolidate REI, Craig Corp. and CHC into a single public company and determined that it would be in the best interests of their respective companies and stockholders to consummate such a consolidation transaction, so long as the allocation of ownership of the resultant consolidated entity among the equity holders of the constituent entities was fair. However, in light of the overlapping management and membership of the Boards of Directors of each company, and Mr. Cotter's status as a controlling stockholder of each of the three companies, it was determined to be appropriate to delegate management's proposal to the Conflicts Committees of the three companies. Accordingly, the Boards of Directors of each of the three companies delegated to their respective Conflict Committees authority and responsibility to review and take such action as they determined appropriate with respect to management's consolidation proposal, and authorized such committees to retain such professional advisors as they may require to carry out such delegated authority. These committees are composed entirely of independent outside directors. It is hoped that these committees will complete their work by the end of the second quarter 2001.

 Cinema Purchase

   On April 10, 2001, Reading Australia entered into an agreement to purchase the land, property and operating rights to the Maitland Cinema Complex in New South Wales, Australia, for approximately $1,700,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The names of the directors, executive officers, and significant employees of the Company, are as follows:

               Name             Age                  Position
               ----             ---                  --------
   James J. Cotter(1)*.........  63 Chairman of the Board, Chief Executive
                                    Officer

   S. Craig Tompkins(1)........  50 Vice Chairman of the Board and a Director

   Robert M. Loeffler(2).......  78 Director

   Kenneth McCormick(2)(3)(4)..  49 Director

   John Hunter(1)(2)(3)(4).....  42 Director

   Robert F. Smerling..........  65 President and a Director

   Andrzej Matyczynski.........  48 Chief Financial Officer and Treasurer

   Brett Marsh.................  54 Vice President--Real Estate

   Ellen Cotter*...............  35 Vice President--Business Affairs

   Neil Pentecost..............  43 Chief Operating Officer, Australia and New
                                    Zealand

   David Lawson................  43 Director of Real Estate Development,
                                     Australia and New Zealand

 *  Ms. Ellen Cotter is the daughter of Mr. James J. Cotter.

(1) Member of the Executive Committee.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

(4) Member of the Conflicts Committee.

   Mr. Cotter has been Chairman of the Board of Directors since December 1991 and a director since September 1990. Mr. Cotter has been Chairman of the Board of Craig Corp. since 1988 and a director since 1985. Mr. Cotter has been Chairman of the Board and a director of CHC since 1991 and the Chief Executive Officer of Citadel since August 1999. Mr. Cotter is Chairman of the Board and a director of Citadel Agricultural, Inc. ("CAI"), a wholly-owned subsidiary of CHC and a member of the Management Committee of each of the three agricultural partnerships which constitute the principal assets of CAI (the "Agricultural Partnerships"), and Chairman of the Board and a member of the Management Committee of Big 4 Farming LLC ("Farming"), a farm management company, 80% owned by Citadel and formed to manage the properties owned by the Agricultural Partnerships. Also, Mr. Cotter has served since December 1997 as the Managing Director of Visalia LLC (a company owned, directly or indirectly, by Mr. Cotter and by certain members of his family, "Visalia"), which holds a 20% interest in each of the Agricultural Partnerships and a 20% interest in Farming. Mr. Cotter has been a director and Chief Executive Officer of Townhouse Cinemas Corporation (motion picture exhibition) since 1987 and has been the a director of the Decurion Corporation (real estate and motion picture exhibition) and of Pacific Theaters, Inc. (motion picture exhibition), a wholly owned subsidiary of Decurion, since 1969. Mr. Cotter is the general partner of a limited partnership which is, in turn, the general partner of Hecco Ventures, a California general partnership engaged in the business of investing in securities, and the holdings of which include shares representing approximately 17.5% of the voting power of Craig Corp. Mr. Cotter was a director of Stater Bros. Holdings Inc. and its predecessors from 1987 until September 1997.

   Mr. Tompkins has been the Vice Chairman since January 1997 and Corporate Secretary since December 1999. Mr. Tompkins has been a director of the Company since March 1994 and was President of the Company from March 1993 through December 1996. Mr. Tompkins is also President and Director of Craig Corp and has served in such positions since March 1, 1993. Mr. Tompkins has been a director CHC since May 1993, the Vice Chairman since July 1994 and Corporate Secretary of CHC since September 1994. Mr. Tompkins is also President and a director of Citadel Agricultural Inc. and a member of the Management Committee of each of the Agricultural Partnerships and of Big 4 Farming LLC. Mr. Tompkins also serves as an Assistant Secretary of Visalia and Big 4 Ranch Inc. for administrative convenience. Mr. Tompkins was elected to the Board of Directors of G&L Realty Corporation, a New York Stock Exchange-listed real estate investment trust in December 1993, and currently serves as the Chairman of the Audit Committee of that REIT. Prior to joining the Company, Mr. Tompkins as a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins has been a director of Fidelity Federal Bank, FSB, since April 2000, where he serves on the Audit and Compensation Committees.

   Mr. Loeffler has been a director of the Company since July 1999, is Chairman of the Audit Committee. Mr. Loeffler became a director of Craig Corp in February 2000 and is a member of its Audit Committee. Mr. Loeffler also has served as a director of CHC since March 2000. Mr. Loeffler served as a director of PaineWebber Group, Inc. from 1978 to 2000. Mr. Loeffler is a retired attorney and serves as a counsel to the California law firm of Wyman Bautzer Kuchel & Silbert from 1987 to March 1991. He was Chairman of the Board, President and Chief Executive Officer of Northview Corporation from January to December 1986.

   Mr. McCormick has been a director of the Company since July 1999 and is a member of the Conflicts Committee and the Compensation Committee. During 1999, Mr. McCormick served as the Senior Executive Vice President of Metro-Goldwyn-Meyer, Inc., responsible for strategic development. Prior to joining Metro-Goldwyn-Meyer, Mr. McCormick was a managing director of J. P. Morgan & Company for more than the prior five years. Mr. McCormick is currently self-employed as a financial consultant.

   Mr. Hunter was elected a director of the Company on January 19, 2001 and serves as a member of the Executive, Audit, Compensation, and Conflicts Committees. John Hunter joined The Decurion Corporation, parent company of Pacific Theatres Entertainment Corp., as Chief Financial Officer and Treasurer in early 1994. Mr. Hunter came to Decurion Coporation after fifteen years of experience in various financial and operations positions within the publishing, direct mail and video industries. In addition to his duties as Chief Financial Officer and Treasurer, he has served as head of Theater Construction, Information Systems and Human Resources. Hunter received a Bachelor of Arts degree from the University of California at Berkeley. He serves as a member of the Board of Directors for the Mental Health Association of Los Angeles County, where he is Chairman of its finance committee, and is also a member of the Board of Directors of The Variety Club of Southern California.

   Mr. Smerling has been a director since September 1997 and President of the Company since January 1997. Mr. Smerling has served as President of the Company's various domestic and Puerto Rican exhibition subsidiaries since 1994. Mr. Smerling served as President of Loews Theater Management Corporation form May 1990 until November 1993. Mr. Smerling also served as President and Chief Executive Officer of City Cinemas Corporation ("City Cinemas"), a motion picture exhibitor located in New York City from November 1993 to September 2000. Since September 2000, Mr. Smerling has served as the President of Citadel Cinemas, Inc., a wholly owned subsidiary of CHC.

   See biographical information for Messrs. Matyczynski, Smerling, Marsh, Lawson and Pentecost and Ms. Ellen Cotter in Item 11. Executive Compensation Table.

Director Compensation

   Directors who are not employees of the Company receive an annual retainer of $24,000, except for the Chairmen of the Audit Committee, the Conflicts Committee, and the Compensation Committee, each of who receives an annual retainer of $26,000. The Chairman of the Board receives an annual retainer of $150,000. No separate fees were paid in 1999 for meetings of the Board or committee meetings. With respect to the period from August 1, 1999 through July 31, 2000, the directors' fees for Messrs. Braly, Loeffler and McCormick were increased to $52,000 to reflect the extra time required for these new directors to become acquainted with the Company and in connection with the performance of their responsibilities as members of the Conflicts Committee.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

   Effective January 1, 2000, Craig Corp became the management company for the Company and CHC. Pursuant to this arrangement, substantially all executive officers and administrative employees (excluding consultants and directors) became employees of Craig Corp. At the same time, Craig Corp entered into management agreements with the Company and CHC pursuant to which all of the general and administrative costs paid by Craig Corp are allocated to each company. Accordingly, subsequent to December 31, 1999, the majority of the Company's executives and general and administrative employees are not paid directly by the Company. The names of the executive officers of the Company are as listed below in the summary compensation table that sets forth the compensation paid by the Company for the years ended December 31, 2000, 1999, and 1998 for the service of each of the most highly compensated executive officers of the Company.

                                                                         Long Term
                                            Annual Compensation         Compensation
                                     ---------------------------------- ------------
                                                                         Securities
                                                                         Underlying
                                                                           Stock
                                                           Other Annual   Options       All Other
    Name and Principal Position      Year  Salary   Bonus  Compensation   Granted    Compensation(11)
    ---------------------------      ---- -------- ------- ------------ ------------ ----------------
James J. Cotter(2).................. 2000 $196,000     --    $150,000       --               --
 Chairman of the Board and           1999      --      --    $150,000       --               --
 Chief Executive Officer             1998      --      --    $150,000       --               --

Scott A. Braly(3)................... 2000 $ 26,264     --         (1)       --               --
 Chief Executive Officer

S. Craig Tompkins(4)................ 2000 $246,904     --                   --               --
 Corporate Secretary and Vice        1999 $180,000     --         (1)       --           $ 2,940
 Chairman of the Board               1998 $180,000     --         (1)       --               --

Andrzej Matyczynski(5).............. 2000 $100,800 $ 6,720        (1)       --           $ 2,453
 Chief Financial Officer and         1999      --      --         (1)       --               --
 Treasurer

Robert F. Smerling(6)............... 2000 $175,000     --    $ 20,415       --               --
 President of Reading/City Cinemas   1999 $175,000     --    $ 20,415       --               --
 and Citadel Cinemas, Inc.           1998 $175,000     --    $ 20,415       --               --

Ellen M. Cotter(7).................. 2000 $163,800     --         (1)       --               --
 Vice President, Business Affairs    1999 $150,000     --         (1)       --           $ 4,800
                                     1998 $ 80,770 $25,000        (1)       --           $ 2,423

Brett Marsh(8)...................... 2000 $ 95,200 $ 9,520        (1)       --           $ 4,149
 Vice President of Real Estate       1999 $162,500     --         (1)       --               --
                                     1998 $162,500 $30,000        (1)       --               --

David Lawson(9)..................... 2000 $186,000     --         (1)       --           $14,000
 Director of Real Estate Development 1999 $177,600     --         (1)       --           $12,400
 Australia and New Zealand           1998      --      --         --        --               --

Neil Pentecost(10).................. 2000 $ 91,600     --         (1)       --           $10,200
 Chief Operating Officer             1999 $ 32,000     --         (1)       --           $ 3,500
 Australia and New Zealand           1998      --      --         --        --               --

 (1) Excludes perquisites if the aggregate amount thereof is less than $50,000, or 10% of salary plus bonus, whichever is less.

 (2) Mr. Cotter is paid a retainer of $150,000 from the Company for his services as the Chairman of the Board. Mr. Cotter, however, does not receive separate compensation for serving as the Chief Executive Officer of the Company. Amounts shown do not include amounts paid by CHC for director's fees of $45,000 annually nor a bonus of $200,000 in 1998 paid for services provided to CHC. In addition, the Company reimbursed Craig Corp for approximately 56% or $196,000 of the $350,000 retainer that it paid to Mr. Cotter.

 (3) Mr. Braly was named the Chief Executive Officer of the Company, Craig, and Citadel, effective October 16, 2000 and resigned from all three companies effectively December 27, 2000. The salary shown above for the year ended December 31, 2000 reflects approximately 56% of Mr. Braly's compensation which was allocated to the Company. Mr. Braly's total compensation earned in aggregate with respect to his employment contract with Craig Corp totaled approximately $46,900.

 (4) Mr. Tompkins was elected as the President of REI and was appointed to the Board of Directors of REI on February 26, 1993. On the same date, Mr. Tompkins was elected as the Vice Chairman and a member of the Board of Directors of Craig Corp. Mr. Tompkins was elected to the Board of Directors of CHC in 1993 and was named Vice Chairman of the Board in July 1994. Mr. Tompkins has served as the Corporate Secretary of CHC since August 1994 and as the Principal Accounting Officer of that Company from August 1994 to November 1999. Mr. Tompkins became the Vice Chairman of the Board of Directors of REI and the Corporate Secretary of REI in January 1997. While no formal written agreement exists as to the terms of Mr. Tompkins' employment by REI and Craig Corp, Mr. Tompkins is entitled to receive his annual base salary for a period of one year in the event that his employment is involuntarily terminated and no change of control has occurred. Mr. Tompkins is entitled to a severance payment equal to two years his base salary in the event of a change of control of Craig Corp, and to a two-year severance payment in the case of a change of control of REI. The salary shown above for the years ended December 31, 2000 reflects approximately 56% of Mr. Tompkin's compensation which was allocated to the Company (excludes amounts paid by Citadel for director's fees and a bonus of $40,000 paid in 1998 for services provided to Citadel). Mr. Tompkins' total compensation earned in aggregate totaled approximately $410,900 for the year ended December 31, 2000.

 (5) Mr. Matyczynski was named the Chief Administrative Officer of the Company effective November 19, 1999. On that date, Mr. Matyczynski also became the Chief Financial Officer of CHC and Craig Corp. Mr. Matyczynski was named the Chief Financial Officer of the Company effective June 2, 2000, concurrently with the resignation of James Wunderle who had held that position. Prior to joining the Company, Mr. Matyczynski was associated with Beckman Coulter and its predecessors for more than the past twenty years and also served as a director for certain Beckman Coulter subsidiaries. Pursuant to the employment agreement with Craig Corp, Mr. Matyczynski is entitled to a severance payment equal to six months' salary in the event his individual employment is involuntarily terminated. In addition, Mr. Matyczynski was granted a loan for $33,000, which will be forgiven ratable over three years, and is entitled to an annual mandatory bonus of $12,000 and is eligible for a discretionary bonus of up to 25% of his base salary. The salary shown above for the year ended December 31, 2000 reflects approximately 56% of Mr. Matyczynski compensation which was allocated to the Company. Mr. Matyczynski's total compensation earned in aggregate totaled approximately $180,000 plus $12,000 in bonus. Mr. Matyczynski's aggregate compensation did not exceed $100,000 for the year ended December 31, 1999.

 (6) In September 2000, Citadel acquired certain cinema assets previously owned by City Cinemas. At the time of that acquisition, an executive-sharing arrangement was in place between the Company and City Cinemas, pursuant to which the Company and City Cinemas agreed to share Mr. Smerling's executive services. Mr. Smerling serves as a director and the President of REI. Since the acquisition of the City Cinemas assets, Mr. Smerling has served as the President of Citadel Cinemas, Inc. (the cinemas operations subsidiary of CHC). The executive sharing agreement has been superceded by the general and administrative cost sharing arrangement currently in place between REI, Craig Corp and CHC.
     Mr. Smerling is entitled to receive a payment equal to a year's base salary in the event his individual employment with Reading is involuntarily terminated. Mr. Smerling's salary shown above for the years ended December 31, 2000, 1999, and 1998 reflect compensation earned from Citadel Cinemas Inc. and Reading. Mr. Smerling's "Other Annual Compensation" includes life insurance premium paid by the Company. Mr. Smerling is permitted to designate the beneficiary of this life insurance policy.

 (7) Ms. Cotter has been Vice President, Business Affairs of the Company since March 1998 and President of Reading Australia since September 1999. Ms. Cotter has been Vice President of Business Affairs of Craig Corp. since August 1996, Vice President of Angelika Cinemas, Inc. since May 1998 and

     Secretary/Treasurer of Citadel Agriculture, Inc. since December 1997. Ms. Cotter's salary shown above for the years ended December 31, 2000, 1999, and 1998 reflect compensation earned directly from the Company.

 (8) Mr. Marsh serves as the Vice President of Real Estate of the Company, Craig and Citadel. Prior to joining the Company, Mr. Marsh was the Senior Vice President of Burton Property Trust, Inc., the U.S. real estate subsidiary of The Burton Group PLC. The salary shown above for the year ended December 31, 2000 reflects approximately 56% of Mr. Marsh's compensation which was allocated to the Company. Mr. Marsh's total compensation earned in aggregate totaled approximately $182,600 plus $28,000 in bonus.

 (9) Mr. Lawson has been the Director of REI's principal Australian operating company, Reading Entertainment Australia Pty Limited since May 1999. Prior to joining REI, Mr. Lawson served as the Asset General Manager responsible for New South Wales for Westfield from 1996 to 1998, and as the General Manager (Retail Property Development) for Coles Myer from 1994 to 1995. Mr. Lawson's compensation was paid in Australian dollars and for presentation purposes, translated into U.S dollars using an average exchange rate for Fiscal 2000 of 0.5813.

(10) Mr. Pentecost has been the Chief Operating Officer for Australia and New Zealand since August 1999 and a director of Reading Entertainment Australia since September 1999. Prior to joining the Company,
     Mr. Pentecost was with Hoyts, where he served in a number of positions, most recently serving as Operations and Services Manager (National). Mr. Pentecost joined Hoyts in 1995. Prior thereto, Mr. Pentecost served as the Director of Retail Services (Operations) for KFC in Australia. Mr. Pentecost's compensation was paid in Australian dollars and for presentation purposes, translated into U.S dollars using an average exchange rate for Fiscal 2000 of 0.5813.

(11) All other compensation is primarily comprised of approximately 56% of the employer's match of Craig's 401(k) plan.

Option/SAR Grants In Last Fiscal Year

   As of December 31, 2000, the Company had options outstanding under two stock option plans: the 1992 Non-qualified Stock Option Plan (the "1992 Plan", as amended in 1997) and the 1997 Equity Incentive Plan (the "1997 Plan"). Each plan was approved by shareholders in its year of adoption.

   The 1992 Plan and the 1997 Plan reserve 500,000 and 200,000 shares for grant, respectively. The exercise price, term and other conditions applicable to each grant of options under the Company's two plans are generally determined at the time of grant by the Compensation Committee of the Board of Directors and may vary with each option grant. Generally, option granted under both plans vest on the anniversary of the date of the grant in four equal, annual installments, have exercise prices equal to or greater than 100% of the fair market value of the underlying shares on the date of grant and expire ten years from the date of the grant.

   On October 16, 2000, the board of directors of the Company granted options to Mr. Braly to purchase 100,000 shares of Reading Common under the 1997 Plan at an exercise price of $3.875 per share. In accordance with the provision of the 1997 Plan, all of Mr. Braly's options were cancelled on December 27, 2000, the effective date of his resignation from the Company.

Aggregated Option/SAR In Last Fiscal Year and Fiscal Year-End Option/SAR
Values

   The following sets forth information with respect to the executives named in the Summary Compensation Table, concerning the exercise of options during the year ended December 31, 2000 and unexercised options as of December 31, 2000.

                                                  Number of Unexercised     Value of Unexercisabled
                                       Shares      Option at 12-31-00      In- the-Money at 12-31-00
          Name             Security   Exercised Exercisable/Unexercisable Exercisable/Unexercisable(1)
          ----           ------------ --------- ------------------------- ----------------------------
James J. Cotter(2)...... Common Stock      0          347,742/0                      $0/$0
Scott A. Braly(3)(4).... Common Stock      0                0/0                      $0/$0
S. Craig Tompkins(4).... Common Stock      0           15,000/5,000                  $0/$0
Robert F. Smerling(4)... Common Stock      0           26,250/8,750                  $0/$0
Ellen M. Cotter(4)...... Common Stock      0            7,500/2,500                  $0/$0
Brett Marsh(4).......... Common Stock      0            7,500/2,500                  $0/$0

(1) Represents the amount by which the aggregate market price on December 31, 2000 of the shares subject to such options exceeded the exercise price of such options. Based on the $2.25 per share closing price of Reading Common Stock on December 31, 2000, there were no options that were deemed "in-the-money" at December 31, 2000.

(2) Shareholders of the Company approved a grant of options on September 16, 1997 to Mr. Cotter, Chairman of the Board of Directors of the Company (the "Cotter Options"). The Cotter Options are divided into two groups: options to purchase up to 110,000 shares of the Common Stock (the "Basic Options") which become exercisable in four equal installments commencing one year from the date of the grant and options to purchase up to 260,000 shares of Common Stock (the "Convertible Preferred Options") which become exercisable over a similar vesting schedule, but only in proportion to the number of shares of Convertible Preferred Stock which are converted into Common Stock. At December 31, 1999, Mr. Cotter also held options to purchase up to 90,000 shares of Common Stock, the exercisability of which were subject to certain conditions that were never satisfied. All of the Cotter Options, except for the Basic Options and the convertible preferred options, expired unexercised in April 2000. All of the Cotter Options have an exercise price of $12.80 per share.

(3) Mr. Braly's stock options were cancelled as of December 27, 2000, the date of his resignation from the Company.

(4) All of the options granted to executive officers were from the 1997 Plan.

Compensation Committee Interlocks and Insider Participation

   Messrs. Cotter and Tompkins are directors and executive officers of Craig Corp and CHC which collectively own securities representing approximately 83% of the voting power of the Company. Mr. Cotter, as a result of his direct and indirect ownership and proxies, votes Craig Corp securities representing approximately 51% of the voting power of that Company. Mr. Loeffler is on the Board of Directors of each of REI, Craig Corp and CHC.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports to ownership and changes in ownership with the SEC. The SEC rules also require such reporting persons to furnish the Company with a copy of all
Section 16(a) forms they file.

   Based solely on a review of the copies of the forms which the Company received and written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2000, all filing requirements applicable to its reporting persons were complied with.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following tables set forth certain information regarding the common stock and total voting stock (including the Series A and the Series B Stock) of the Company owned as of March 1, 2001 by (i) each of the Company's directors and its most highly compensated executives, (ii) each person or group who is known by the Company to own beneficially more than 5% of any class of the Company's voting securities, and (iii) all directors and officers of the Company as a group.

                             5% Beneficial Owners

                                                                       Convertible Preferred Stock
                                                        ----------------------------------------------------------
                                   Common Stock                Series A                      Series B
                              ------------------------- ----------------------- ----------------------------------
                               Amount and                Amount and              Amount and
                               Nature of                 Nature of               Nature of              Percent of
      Name and Address         Beneficial    Percent of  Beneficial  Percent of  Beneficial  Percent of   Voting
    of Beneficial Owner       Ownership(2)    Class(2)  Ownership(2)  Class(2)  Ownership(2)  Class(2)   Stock(2)
    -------------------       ------------   ---------- ------------ ---------- ------------ ---------- ----------
James J. Cotter(1)(4)(5)....      353,732       4.54%         --        --            --        --           *

S. Craig Tompkins(1)(4)(6)..       21,400         *           --        --            --        --           *

Robert M. Loeffler(1)(7)....        6,000         *           --        --            --        --           *

Kenneth McCormick(1)(7).....        6,000         *           --        --            --        --           *

John Hunter(1)..............          --          *           --        --            --        --           *

Robert Smerling(1)(8).......       35,000         *           --        --            --        --           *

Scott Braly(1)(9)...........          --          *           --        --            --        --           *

Andrzej Matyczynski(1)(10)..          --          *           --        --            --        --           *

Brett Marsh(1)(11)..........        6,000         *           --        --            --        --           *

Craig Corp.(3)(4)...........   10,467,510(5)   82.09%           0         0%      550,000       100%      77.96%
 550 So. Hope St.
 Suite 1825
 Los Angeles, CA 90071

Citadel Holding Corp.(4)....    2,241,349(6)   23.10%      70,000       100%          --        --          --
 550 So. Hope St.
 Suite 1825
 Los Angeles, CA 90071

Lawndale Capital
 Management(12).............      494,775       6.60%         --        --            --        --          --
 One Sansome St.
 Suite 3900
 San Francisco, CA 94104

All directors and officers
 as a group (9 persons).....      430,732       5.72%         --        --            --        --          --

 (1) 550 South Hope Street, Suite 1825, Los Angeles, Califorania 90071.

 (2) Applicable percentage of ownership is based on 7,449,364 shares of Common Stock, 70,000 shares of Convertible Preferred Stock-Series A ("Series A Stock"), and 550,000 shares of Convertible Preferred Stock-Series B ("Series B Stock") outstanding as March 1, 2001 plus the applicable options for such shareholder. Beneficial ownership is determined in accordance with the rules of the securities exchange Commission and includes voting and investment power with respect to such shares. Shares subject to options currently exercisable within 60 days of March 1, 2001 are deemed outstanding for computing the percentage ownership of the person holding such options, but not deemed outstanding for computing the percentage ownership of any other person. The calculation of the Percent of Voting Stock gives effect to the voting rights of the Series A Stock, all of which is owned by Citadel, and of the Series B Stock, all of which is owned by Craig Corp. The holders of the Series A Stock and Series B Stock are entitled to cast

     9.64 votes per share, voting together with the holders of the Common Stock and the other series of Convertible Preferred Stock, on any matters presented to stockholders of the Company, except as required by law.

 (3) Includes amounts held by Craig Management, Inc., a wholly-owned subsidiary of Craig Corp.

 (4) James J. Cotter is Chairman of the Board and Chief Executive Officer of REI, Craig Corp. and CHC. S. Craig Tompkins is Vice Chairman of the Board and Corporate Secretary of REI, a director and President of Craig Corp., and the Vice Chairman and Corporate Secretary of CHC. James J. Cotter is also the principal stockholder of Craig Corp., having the power directly or through proxies to vote securities representing approximately 51% of the voting power of Craig Corp. Craig and the Company collectively own approximately 32% of CHC's outstanding Class A Nonvoting common stock and approximately 33% of CHC's outstanding Class B Voting common stock. Mr. Cotter and Mr. Tompkins disclaim beneficial ownership of all of the CHC securities held by the Company or Craig Corp. and all of the REI's securities held by Craig and Citadel.

 (5) Includes 6,000 shares held in a profit sharing plan, and 347,732 shares issuable within 60 days of March 1, 2001 upon the exercise of outstanding stock options. Mr. Cotter is also the beneficial owner of 2,385,142 shares of the Common Stock and 2,021,702 shares of Class A Common Preference Stock of Craig Corp, including 594,940 shares of Craig Corp Common Stock issuable within 60 days of March 1, 2001 upon exercise of outstanding stock options previously issued to Mr. Cotter, and 617,438 shares of Craig Corp. Common Stock and 720,838 shares of Craig Corp Class A Common Preference Stock owned by Hecco Ventures, a California general partnership ("HV"). Mr. Cotter is the general partner of a limited partnership which is, in turn, a general partner of HV and, accordingly, has shared voting and investment power with respect to such securities. Mr. Cotter is also a principal stockholder of Craig Corp., having the power directly or through proxies to vote securities representing approximately 51% of the voting power of Craig Corp. In addition, Mr. Cotter also owns 1,311,233 shares of CHC's Class A Nonvoting and 327,808 shares of CHC's Class B Voting Common Stock which were acquired as a result of the OBI Merger.

 (6) Includes 20,000 shares issuable within 60 days of March 1, 2001 upon the exercise of outstanding stock options. Excludes 200 shares held in Mr. Tompkins' wife's retirement plan and 500 shares held in a trust for Mr. Tompkins' minor child as to which Mr. Tompkins disclaims beneficial ownership. Mr. Tompkins is also the beneficial owner of 37,000 shares of the Class A Common Preference Stock of Craig Corp including 35,000 shares of Class A Common Preference stock and 16,000 shares of CHC Class A Nonvoting Common Stock issuable within 60 days of March 1, 2001 upon the exercise of outstanding stock options.

 (7) Includes 6,000 shares each issuable within 60 days of March 1, 2001 upon the exercise of outstanding stock options granted to such directors in November 1999. Mr. Loeffler also has 20,000 shares of CHC Class A Nonvoting Common Stock issuable within 60 days of March 1, 2001.

 (8) Includes 35,000 shares issuable within 60 days of March 1, 2001 upon the exercise of outstanding stock options.

 (9) Scott Braly was named the Chief Executive Officer of the Company, Craig and Citadel effective October 16, 2000 and resigned effective December 27, 2000. Mr. Braly's options have since expired.

(10) Includes 15,000 shares issuable within 60 days of March 1, 2001 upon the exercise of outstanding stock options. Mr. Matyczynski is also the beneficial owner of 15,000 shares of Craig Corp common stock and 15,000 shares of Class A Voting Common Stock of CHC, each issuable within 60 days of March 1, 2001 upon the exercise of outstanding stock options.

(11) Includes 6,000 shares issuable within 60 days of March 1, 2001 upon the exercise of outstanding stock options. Mr. Marsh is also the beneficial owner of 6,000 shares of Class A Voting Common Stock of CHC issuable within60 days of March 1, 2001 upon the exercise of outstanding stock options.

(12) Based on 13-G filed on November 3, 2000.

  * Percentages of less than one percent have not been indicated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

General

   Craig, Citadel and Reading are operated as part of a group of commonly controlled companies referred to elsewhere in the Report on Form 10K as the "Craig Group of Companies." Reading is currently principally engaged in two lines of business (1) the development, ownership and operation of multiplex cinemas in Australia, New Zealand and Puerto Rico, and (2) the development, ownership and operation of cinema based entertainment centers and other real estate development activities in Australia and New Zealand. Citadel is likewise currently principally engaged in two lines of business (1) the development, ownership and operation of multiplex cinemas (focusing primarily on the art and upper-end film market) and "Off Broadway" style live theaters in the United States and (2) the ownership and operation of rental real estate. Craig is principally in the business of owning interests in and providing management services to Reading and Citadel.

   Mr. James J. Cotter, the Chairman of the Board and Chief Executive Officer of each of Craig Corp, CHC and REI, owns or otherwise has voting control over each of the companies in the group. Specifically, Mr. Cotter owns or otherwise controls securities representing more than 50% of the voting power of Craig Corp, which in turn owns securities representing more than 50% of the voting power of REI. Mr. Cotter, together with Craig Corp and REI, owns securities representing 49.3% of the voting power of CHC.

   In part due to this overlapping ownership and control, there have been in the past a significant number of related party transactions between the members of the Craig Group of Companies, and their various affiliates.

   In part to address these related party transactions, management, with the support of Mr. Cotter, has proposed that Craig Corp, CHC and REI be consolidated in a transaction where the holders of all of the outstanding securities of Craig Corp and REI, including Mr. Cotter, would receive shares of CHC Class A Non-Voting Common Stock. That stock is currently listed for trading on the American Stock Exchange under the symbol CDL.A. One result of such a consolidation transaction would be a reduction in Mr. Cotter's voting control of CHC from slightly under 50% to slightly under 25%. This would be due to the fact that all of the CHC Class B Voting Common Stock held by Craig and Reading after such a consolidation transaction would become, in essence, non-voting treasury shares. The consolidation transaction has been delegated by the Boards of Directors of Craig Corp. CHC and REI, to their respective Conflicts Committees for further consideration.

 Overlapping Management

   Prior to 2000, the members of the Craig Group of Companies allocated certain overhead expenses and provided various management services to one another pursuant to various cost sharing and consulting arrangements. During 2000, Reading moved its executive offices from Philadelphia to Los Angeles, and the members of the Craig Group of Companies reorganized and consolidated their general and administrative staffs under Craig Corp. Consequently, substantially all of the general and administrative employees of the Craig Group of Companies are now employed directly by Craig Corp, and receive all of their health, medical, retirement and other benefits from Craig Corp. The general and administrative expense of the Craig Group of Companies is then periodically allocated, subject to the review and approval of the Conflicts Committees of Craig Corp, CHC and REI, in accordance with the amount of time spent by these employees providing services for the respective member of the group.

   At the present time, Mr. James J. Cotter is the Chairman of the Board and Chief Executive Officer of Craig Corp., CHC and REI. Mr. S. Craig Tompkins is the President and a Director of Craig Corp. and the Vice Chairman of the Board and Corporate Secretary of CHC and REI. Mr. Robert Smerling is the President and a Director of REI and the President of Citadel Cinemas, Inc. Mr. Andrzej Matyczynski is the Chief Financial Officer and Treasurer of Craig Corp., CHC and REI and Chief Administrative Officer of REI. Mr. Robert Loeffler is a director and a member of the Audit Committees of Craig Corp., CHC and REI.

Certain Transactions Between the Members of the Craig Group of Companies, and their Affiliates

 Certain Entertainment Property Transactions

   In 1999, Reading determined that, in view of its limited capital resources and the size and scope of its investments and commitments in Australia and New Zealand, it should focus on its overseas activities and dispose of its domestic entertainment assets. During this same period, Citadel was searching for hard asset investment opportunities in which to invest its cash ($21,440,000 at June 30, 1999).

   In the summer of that year, management began conversations with NAC, about a potential transaction in which NAC would acquire, in partnership with Citadel, all of the domestic cinema assets of Reading, including Reading's rights to acquire the Manhattan based City Cinemas chain. In April 2000, Reading conveyed a 50% membership interest in AFC to NAC in consideration of the issuance to it of certain securities and granted to NAC, in consideration of the payment by NAC to Reading of an option fee of $500,000, an option to acquire the remainder of Readings domestic cinema assets. That option was subject to the right of Citadel to participate as a 50/50 partner with NAC in those assets, if Citadel were to so elect. Ultimately, NAC determined not to exercise that option, and determined instead to invest in a developmental "dot.com" company. Reading has resold to NAC the securities it received in consideration of the transfer of the 50% membership interest in AFC for gross proceeds of approximately $14,702,000.

   During this same period, Citadel determined to proceed with the acquisition from Reading of the remainder of Reading's domestic entertainment assets. During 2000 and the first quarter of 2001, Reading conveyed to Citadel the following domestic entertainment assets:

   1. The City Cinemas and OBI Transactions In December, 1998 Reading entered into an agreement (the "Sutton Agreement") with Messrs. James J. Cotter and Michael Forman and certain of their affiliates (collectively referred to here in as "Sutton") to acquire the City Cinemas chain (the "City Cinemas Transaction") and OBI (now Liberty Theaters)(the "OBI Merger"). In 2000, Reading assigned that agreement to Citadel, and Citadel reimbursed to Reading the $1,000,000 deposit Reading had made to Sutton under the Sutton Agreement. In September 2000, Citadel closed the City Cinemas Transaction and the OBI Merger. That transaction is described in detail elsewhere in this Report. Basically, Citadel leased from Sutton, under a ten-year operating lease, four cinemas, obtained certain management rights with respect to an additional six cinemas, and purchased City Cinemas' 16.7% membership interest in AFC. Citadel also obtained an option, exercisable in ten years, to purchase the assets subject to the lease, including two fee interests, for $48,000,000, and committed to lending Sutton up to $28,000,000 in 2007. Citadel also merged with OBI, issuing CHC common stock for all of the outstanding shares of OBI. The OBI stock was valued at $10,000,000 in the transaction. As a result of the City Cinemas Transaction, the management of NY Angelika, and two other domestic cinemas owned by Reading, was transferred from City Cinemas to Citadel.

   2. The Domestic Cinema Transactions In September, 2000, Citadel also acquired from Reading the rights to the Angelika Film Center & Cafe project in Dallas, Texas--an eight screen Angelika style cinema currently under construction and slated for opening in Summer, 2001 (the "Angelika Dallas"). That transaction is described in detail elsewhere in this Report. Basically, Citadel reimbursed to Reading its costs in the development, and assumed Reading's obligations under the lease. Reading, in turn, assigned to Citadel its interest in the lease and committed to reimburse to Citadel a portion of its investment in the Angelika Dallas if Citadel did not achieve at least a 20% return on equity during the second year of operation of the cinema. In March 2001, Reading sold the remainder of its domestic cinema assets (other than its residual 33.3% membership interest in AFC) to Citadel in consideration of the issuance by Citadel of a two year purchase money promissory note in the amount of $1,706,000.

   3. The Royal George Theatre Complex Transaction In March 1999, Reading acquired the Royal George Theatre Complex for approximately $3,000,000. The Royal George was acquired in a newly formed limited liability company ("RGT"). In June 2000, Citadel lent to RGT, at an interest rate of 10.0% per annum, the funds needed to retire the purchase money note issued by RGT to purchase the theater. In September 2000, Citadel acquired RGT from Reading at approximately the same price as was paid by Reading for the Royal George Theater complex in March 1999.

   4. Management of Live Theater Assets Prior to the OBI Merger, the live theater assets of OBI and the Royal George Theatre Complex were booked and managed by Union Square Management, Inc., a third party theater management company. Ms. Margaret Cotter, the daughter of James J. Cotter, was at that time the Senior Vice President of that company. In 1998, Craig Corp guaranteed a $100,000 bank loan to Mr. Alan Schuster, the principal stockholder and President of Union Square Management. Following the closing of the OBI Merger, OBI was renamed Liberty Theaters, Inc. Citadel's live theaters are now booked and managed, on an at-will basis, by Off Broadway Investments LLC ("OBI Management"), a company wholly owned by Margaret Cotter. Ms. Cotter is the President of that company, and of Liberty Theaters but receives no compensation for her service as the President of Liberty Theaters other than the compensation paid to OBI Management. OBI Management is a separate company and is not related to the OBI acquired by Citadel in the OBI Merger and renamed Liberty Theaters. OBI has been retained on an at-will basis, on substantially the same terms as Union Square Management pending negotiation of a definitive agreement and approval of that agreement by the CHC Conflicts Committee.

   5. Investment in Plays From time to time the members of the Craig Group of Companies, and Mr. Cotter and the other members of management, are afforded the opportunity to invest in the plays that play or may play in the live theaters owned by Citadel. These investments are monitored by Mr. Cotter, and periodically reported to the Conflicts Committee of CHC.

Certain Agricultural Transactions

   The Craig Group of Companies collectively own approximately 60% of the equity interest in three partnerships (the "Agricultural Partnerships") formed in 1997 to purchase approximately 1,600 acres of agricultural land in Southern California commonly know as the "Big 4 Ranch." The property is principally improved with mature citrus groves. The transaction was originated and negotiated by Citadel. However, in order to satisfy certain federal laws relating to access to federal water supplies, ownership of the Big 4 Ranch was taken in the Agricultural Partnerships which are owned 40% by Citadel, 40% by Big 4 Ranch, Inc. ("BRI") and 20% by Visalia LLC ("Visalia").

   Visalia is owned, directly or indirectly, by James J. Cotter and certain members of his family. The outside Directors of CHC felt that it was important that Mr. Cotter acquire an equity interest in the Agricultural Partnerships, since Citadel was relying principally upon his expertise and experience in making and providing executive supervision of the investment.

   BRI was initially a wholly owned subsidiary of CHC, and was spun off to the stockholders of CHC immediately prior to the acquisition by the Agricultural Partnerships of Big 4 Ranch. Accordingly, Craig and Reading received their interests in BRI initially as a result of that spin-off. Thereafter, Craig increased its holdings in BRI through the purchase of additional BRI shares in privately negotiated transactions. Craig and Reading own their interests in the Agricultural Partnerships indirectly through their ownership of CHC and BRI shares. Craig and Reading currently control BRI, owning 49% of the voting power of that company. In addition, Cecelia Packing ("Cecelia"), a company wholly-owned by Mr. Cotter, and a trust for the benefit of one of Mr. Tompkins's children own an additional 3.2% of BRI. Historically, the officers and directors of Craig Corp. have served as the officers and directors of BRI.

   The Big 4 Ranch is farmed by Big 4 Ranch Farming, LLC ("Farming"), which is owned 80% by Citadel and 20% by Visalia. Farming is reimbursed for all of its out-of-pocket costs by the Agricultural Partnerships, plus a fee equal to 5% of the gross revenues of the Agricultural Partnerships, after deducting the expenses of picking, packing and hauling. Farming, in turn, contracts with Cecelia for certain bookkeeping and administrative services, for which it pays a fee of $6,000 per month. Farming is reimbursed for this expense from the Agricultural Partnerships. Cecelia also packs fruit for the Agricultural Partnerships, and received $72,000 per annum for its services to the Agricultural Partnerships in each of the three years ended December 31, 2000. The Craig Group of Companies provide various administrative services for the Agricultural Partnerships and BRI, for which they receive no compensation.

   Due to a variety of factors, principally bad weather and market conditions, the Agricultural Partnerships have lost in excess of 100% of their equity, and since the 1998 freeze destroyed the Big 4 Ranch crops funded by loans from Citadel and Visalia. Such loans have been made on an 80/20 basis. At the present time, it is the intent of the Craig Group of Companies that the Agricultural Partnerships limit their activities to those that can be covered by the cash flow from their operations. To date, Citadel and Visalia have lent $4,840,000 and $820,000 respectively to the Agricultural Partnerships, and, in addition, have guaranteed (on an 80/20 basis) certain equipment leases entered into by the Agricultural Partnerships. BRI, which had no assets other than its original interest in the Agricultural Partnerships and a limited amount of cash, has not had the capital resources to contribute to the ongoing funding of the Agricultural Partnerships.

 Certain Family Relationships

   Mr. Cotter, the controlling stockholder of the Craig Group of Companies, has advised that he considers his holdings in Craig Corp. and CHC to be long-term investments to be passed to his heirs. The Directors of Craig Corp., CHC and REI believe that it is in the best interests of these companies, and their respective stockholders, for Mr. Cotter's heirs to become experienced in the operations and affairs of the members of the Craig Group of Companies. Accordingly, Ms. Margaret Cotter is a member of the Board of Directors of Craig. Corp. and BRI and the President of Liberty Theaters. Ms. M Cotter has also served as an officer of Cecelia and Union Square Management, Inc., and is the owner and President of OBI Management. Ms. Ellen Cotter is the Vice President--Business Affairs of Craig Corp., REI and of Citadel's cinema subsidiary. Ms. Ellen Cotter and Ms. Margaret Cotter have direct or indirect ownership interest in Visalia and Hecco Ventures. Mr. James J. Cotter, Jr. is a director of Gish Biomedical Inc., a company that is owned approximately 16.3% by Citadel. Ms. M. Cotter and Ms. E. Cotter are each graduates of the Georgetown Law Center and were in public and private practice, respectively, prior to becoming involved with the Craig Group of Companies. Mr. J. Cotter Jr. is a graduate of the Brown University, and obtained his law and tax degrees from the New York University. Mr. Cotter is currently in the private practice of law with the firm of Winston & Strawn, in Manhattan.

Certain Miscellaneous Transactions

   Reading has loaned to Mr. Smerling $105,000 pursuant to a non-interest bearing demand loan.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)(1) Financial Statements

                                                                          Page
                                                                          ----
   Consolidated Balance Sheets as of December 31, 2000 and 1999..........  35

   Consolidated Statements of Operations for the three years ended
    December 31, 2000....................................................  36

   Consolidated Statements of Cash Flows for the three years ended
    December 31, 2000....................................................  37

   Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2000..............................................  38

   Notes to Consolidated Financial Statements............................  39

   Independent Auditors' Report--Deloitte & Touche LLP...................  80

   Report of Independent Auditors--Ernst & Young LLP.....................  81

   All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable and therefore have been omitted.

   (a)(2) Exhibits

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

 10.3* Reading Entertainment, Inc. 1997 Equity Incentive Plan. (Incorporated by reference to Exhibit A to Reading Entertainment, Inc.'s Definitive
         Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on August 21, 1999.)

 10.4*  Master Management Agreement between Angelika Holding, Inc. and City
         Cinemas Corporation dated November 26, 1997. (Incorporated by reference to Exhibit 10.29 to Reading Entertainment, Inc.'s Annual
         Report on Form 10-K for the year ended December 31, 1997.)

 10.5  Agreement by and among Public Transport Corporation, Reading Properties
        Pry Ltd, and Mackie Group Pt), Ltd for development at the Frankston
        Railway Station dated May 28, 1998. (Incorporated by reference to
        Exhibit 10.1 to Reading Entertainment, Inc.'s Quarterly Report on Form
        10-Q for the quarter ended June 30, 1998.)

 10.6  Agreement in Principle between Reading Entertainment, Inc. and City
        Cinemas dated December 2, 1998. (Incorporated by reference to Exhibit
        10.23 to Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.)

 10.7* Employment Agreement by and between Craig Corporation and Andrzej
        Matyczynski. (Incorporated by reference to Exhibit 10.7 to Reading
        Entertainment, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1999.)

 10.8  Letter agreement dated April 5, 2000, by and between National Auto
        Credit, Inc. and Reading Entertainment, Inc. and FA, Inc. to acquire additional one-third membership interest in Angelika Film Centers, LLC. (Incorporated by reference to Exhibit 10.8 to Reading
        Entertainment, Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1999.)

 10.9  Letter agreement dated April 5, 2000, by and between National Auto
        Credit, Inc. and Reading Entertainment, Inc. to acquire the remaining domestic cinema assets of Reading Entertainment, (Incorporated by reference to Exhibit 10.9 to Reading Entertainment, Inc.'s Annual
        Report on Form 10-K for the year ended December 31, 1999.)

 10.10 Purchase agreement dated as of April 5, 2000, among National Auto
        Credit, Inc., National Cinemas, Inc., FA, Inc., and Reading
        Entertainment, Inc. (Incorporated by reference to Exhibit 10.10 to
        Reading Entertainment, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.)

 21(i) List of Subsidiaries of Reading Entertainment, Inc.

 23.1  Consent of Independent Auditors--Deloitte & Touche LLP.

 23.2  Consent of Independent Auditors--Ernst & Young LLP.

* These exhibits constitute the executive compensation plans and arrangements of the Company.

   (b) Reports on Form 8-K.

   No reports on Form 8-K were filed during the reporting period.

   (c) See item 14(a)(3) above.

   (d)(1) Not applicable.

   (d)(2) Not applicable.

   (d)(3) Not applicable.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Reading Entertainment, Inc.

   We have audited the accompanying consolidated balance sheets of Reading Entertainment, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reading Entertainment, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                          /s/  Deloitte & Touche LLP
April 6, 2001

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Reading Entertainment, Inc.

   We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Reading Entertainment, Inc. and Subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Reading Entertainment, Inc. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 18, 1999

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          READING ENTERTAINMENT, INC.

                                                /s/ Andrzej Matyczynski
                                          By: _________________________________
Date: April 12, 2001
                                                    Andrzej Matyczynski
                                                Chief Financial Officer and
                                                         Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ James J. Cotter            Chairman, Director and        April 12, 2001
____________________________________  Chief Executive Officer
          James J. Cotter

     /s/ S. Craig Tompkins           Vice Chairman and Director    April 12, 2001
____________________________________
         S. Craig Tompkins


     /s/ Robert F. Smerling          President and Director        April 12, 2001
____________________________________
         Robert F. Smerling

     /s/ Robert M. Loeffler          Director                      April 12, 2001
____________________________________
         Robert M. Loeffler

    /s/ Kenneth S. McCormick         Director                      April 12, 2001
____________________________________
        Kenneth S. McCormick

        /s/ John Hunter              Director                      April 12, 2001
____________________________________
            John Hunter