Form 10-Q
period 2001-03-31
READING ENTERTAINMENT INC
filed 2001-05-15
CIK 1023993

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          __________________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2001

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

There were 7,449,364 shares of Common Stock outstanding as of May 7, 2001.

-------------------------------------------------------------------------------

                 READING ENTERTAINMENT, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                        Page
                                                                                        ----
PART I.  Financial Information
------

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets
            March 31, 2001 (Unaudited) and December 31,2000........................     1

         Condensed Consolidated Statements of Operations (Unaudited)
            for the Three Months ended March 31, 2001 and 2000.....................     3

         Condensed Consolidated Statements of Cash Flows (Unaudited)
            for the Three months ended March 31, 2001 and 2000.....................     4

         Notes to Condensed Consolidated Financial Statements (Unaudited)..........     5

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations.......................    16


PART II  Other Information
-------

Item 1.  Legal Proceedings.........................................................    21

Item 2.  Changes in Securities.....................................................    21

Item 3.  Defaults Upon Senior Securities...........................................    21

Item 4.  Submission of Matters to a Vote of Security Holders.......................    21

Item 5.  Other Information.........................................................    21

Item 6.  Exhibits and Reports on Form 8-K..........................................    21

         Signatures................................................................    22

                        PART I - Financial Information
                        ------------------------------

Item 1 - Financial Statements

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)


                                                                               March 31,           December 31,
                                                                                   2001                2000
                                                                             (Unaudited)
----------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents (Note 1)                                             $  4,829            $ 16,446
Amounts receivable                                                                1,199                 970
Restricted cash                                                                   1,112               1,267
Inventories (Note 1)                                                                199                 267
Prepayments and other current assets                                              1,280                 874
Assets held for sale (Note 5)                                                     2,239               4,039
----------------------------------------------------------------------------------------------------------------

        Total current assets                                                     10,858              23,863

Investments in unconsolidated affiliates (Note 2)                                13,077              13,268
Property held for development (Note 1)                                           22,845              25,158
Property and equipment - net (Note 3)                                            46,384              51,809
Note receivable from WPG                                                          5,550                  --
Note receivable from Citadel                                                      1,706                  --
Notes receivable from joint venture partners                                        370                 421
Other assets                                                                      1,980               2,153
----------------------------------------------------------------------------------------------------------------

      Total assets                                                             $102,770            $116,672
----------------------------------------------------------------------------------------------------------------


     See accompanying notes to condensed consolidated financial statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)


                                                                               March 31,           December 31,
                                                                                   2001                2000
                                                                             (Unaudited)
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses                                          $  5,241             $  7,750
Accrued taxes                                                                     1,398                1,428
Film rent payable                                                                   775                1,719
Borrowings                                                                        4,461                4,476
Other liabilities                                                                 1,897                  654
----------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                  13,772               16,027

Note payable                                                                     12,320               14,390
Other liabilities                                                                 5,136                5,577
----------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              31,228               35,994
----------------------------------------------------------------------------------------------------------------

Minority interests                                                                  397                  389

Commitments and contingencies (Note 8)

Convertible Redeemable Series A Preferred Stock, held by
 affiliate, par value $0.001 per share, stated value $7,000;
 Authorized, issued and outstanding - 70,000 shares                               7,000                7,000

Stockholders' Equity
Series B Preferred Stock, par value $0.001 per share, stated
 value $55,000; Authorized, issued and outstanding - 550,000
 shares                                                                               1                    1

Preferred Stock, par value $0.001 per share; Authorized -
 9,380,000 shares:  None issued                                                      --                   --

Common Stock, par value $0.001 per share:  Authorized -
 25,000,000 shares:  Issued and outstanding - 7,449,364 shares
 (Note 6)                                                                             7                    7

Additional paid-in capital                                                      137,407              137,407
Accumulated deficit                                                             (49,795)             (48,189)
Accumulated other comprehensive loss (Note 9)                                   (23,475)             (15,937)
----------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                     64,145               73,289
----------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                   $102,770             $116,672
----------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

                                                                                    Three months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                            2001                        2000
----------------------------------------------------------------------------------------------------------------
Revenues
  Theater
    Admissions                                                          $    7,383                 $    7,897
    Concessions                                                              2,399                      2,496
    Advertising and other                                                      404                        639
  Real estate                                                                  207                        189
----------------------------------------------------------------------------------------------------------------
                                                                            10,393                     11,221
----------------------------------------------------------------------------------------------------------------
Operating costs and expenses
  Theater operating                                                          8,260                      9,216
  Theater concession                                                           516                        538
  Depreciation and amortization                                                503                        759
  General and administrative                                                 2,218                      2,565
----------------------------------------------------------------------------------------------------------------
                                                                            11,497                     13,078
----------------------------------------------------------------------------------------------------------------
Operating (loss) income                                                     (1,104)                    (1,857)

Non-operating expense (income)
  Equity in loss of unconsolidated affiliates (Note 2)                          39                         99
  Interest and dividend revenue                                               (230)                      (166)
  Interest expense                                                             325                        166
  Other income, net                                                            (15)                       (35)
----------------------------------------------------------------------------------------------------------------

Loss before income taxes and minority interests                             (1,223)                    (1,921)
Income taxes (Note 4)                                                          207                        218
-------------------------------------------------------------------------------------------------------------  ------

Loss before minority interests                                              (1,430)                    (2,139)
Minority interest                                                               62                         67
----------------------------------------------------------------------------------------------------------------

Net loss                                                                    (1,492)                    (2,206)
Less: Preferred stock dividends and amortization of asset put
 option                                                                        113                      1,086
----------------------------------------------------------------------------------------------------------------

Net loss applicable to common shareholders                              $   (1,605)                $   (3,292)
----------------------------------------------------------------------------------------------------------------

Basic loss per share (Note 7)                                               $(0.22)                    $(0.44)
Weighted average number of shares outstanding                            7,449,364                  7,449,364

Diluted loss per share                                                      $(0.22)                    $(0.44)
Diluted weighted average number of shares outstanding                    7,449,364                  7,449,364
----------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

                                                                               Three months ended
                                                                                    March 31,
                                                                                    ---------
                                                                            2001                    2000
-------------------------------------------------------------------------------------------------------------
Operating Activities
  Net loss                                                                $ (1,492)                $(2,206)
 Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                             503                     759
     Deferred rent expense                                                    (143)                    112
     Equity in loss of affiliates                                               39                      99
     Minority interests                                                         62                      67
    Other, net                                                                  37                       5
     Changes in current assets and liabilities:
        Increase in current assets                                            (656)                   (498)
        Decrease in assets held for sale                                     1,706                      --
        Decrease in accounts payable and accrued expenses                   (2,547)                 (1,567)
        Decrease in film rent payable                                         (908)                   (201)
        Increase in other liabilities                                          383                      32
-------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     $ (3,016)                $(3,398)
-------------------------------------------------------------------------------------------------------------
Investing Activities
  Purchase of property held for development                               $   (721)                $   (11)
  Purchase of property and equipment, net                                     (506)                 (5,616)
  Increase in restricted assets                                                 (7)                 (2,016)
  Investment in joint ventures                                                 (35)                     --
  Distributions from joint ventures                                             54                     224
  Decrease in note receivable from joint venture                                22                     488
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (1,193)                 (6,931)
----------------------------------------------------------------------------------------------------------
Financing Activities
  Payment of preferred stock dividends                                          --                    (114)
  Minority interest distributions                                               --                     (43)
  Payment on notes payable                                                  (6,451)                   (274)
  Issuance of note receivable                                               (1,706)                     --
  Proceeds from borrowings                                                   1,534                   3,569
-------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                         (6,623)                  3,138
-------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                  (785)                   (477)
-------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                      (11,617)                 (7,667)
Cash and cash equivalents at beginning of year                              16,446                  13,277
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $  4,829                 $ 5,610
-------------------------------------------------------------------------------------------------------------
Supplemental Disclosures
Interest paid                                                             $    275                 $   192
Income taxes paid                                                         $    193                 $    24

     See accompanying notes to condensed consolidated financial statements.

Reading Entertainment, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2001

-------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

     In December 1999, Reading Entertainment Inc., a Delaware corporation, was merged into a newly formed wholly owned subsidiary, Reading Entertainment, Inc., a Nevada corporation. The Nevada corporation was the surviving corporation and the corporation's operations, assets, liabilities and capitalization were not changed as a result of the merger. As used herein, the term "REI" refers to the Nevada corporation. REI, together with its corporate subsidiaries and predecessors, are referred to as "Reading" or the "Company."

     The Company is in the business of developing and operating multiplex cinemas and entertainment centers in Australia and New Zealand. The Company also operates cinemas in Puerto Rico, and until March 2001, operated cinemas in the United States. Subsequent to March 8, 2001, the Company's only domestic cinema interest is its passive 33.3% membership interest in the Angelika Film Center, LLC ("AFC") the owner of the Angelika Film Center & Cafe located in the Soho district of Manhattan (the "NY Angelika"). This interest in AFC and these historic domestic cinema operations are referred to herein as the "Domestic Cinemas." Reading's current cinemas are owned and operated through Reading Cinemas of Puerto Rico, Inc., a wholly-owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty Ltd (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"), and through a 50/50 joint venture in New Zealand under the Berkeley Cinemas name. The Company's entertainment center development activities in Australia and New Zealand are conducted through the affiliates of Reading Australia in Australia and through affiliates of Reading New Zealand Ltd. (collectively referred to herein as "Reading New Zealand") in New Zealand. The Company operates in two business segments, cinema operations and real estate development (see Note 10).

     The financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim information and the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.

Basis of Consolidation:  The consolidated financial statements of REI and
----------------------
subsidiaries include the accounts of REI and its majority-owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. The Company's investments in 20% to 50% owned companies are accounted for on the equity method. Investments in other companies are carried at cost.

Use of Estimates:  The preparation of financial statements requires management
----------------
to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents:  The Company considers all highly liquid investments with
----------------
original maturities of three months or less at the time of acquisition to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair market value, and consist principally of time deposits, interest-bearing bank deposits, federal agency securities and other short-term money market instruments.

Inventories:  Inventories are comprised of confection goods used in theater
-----------
operations and are stated at the lower of cost (first-in, first-out method) or net realizable value.

Property held for development:  Property held for development consists of land
-----------------------------
(including land acquisition costs) acquired for the potential development of multiplex cinemas and/or entertainment centers and held either for such purposes or for other development purposes. Property held for development is carried at cost and, at the time that construction of the related multiplex cinema and/or entertainment center commences, is transferred to property and equipment and accounted for as construction-in-progress.

Property and Equipment:  Property and equipment are carried at cost.
----------------------
Depreciation of buildings, leasehold improvements and equipment are recorded on the straight-line basis over the estimated useful lives of the assets or, if the assets are leased, the remaining lease term (inclusive of renewal options, if likely to be exercised), whichever is shorter. The estimated useful lives are generally as follows:

                   Building and Improvements  20-40 years
                   Equipment                   3-15 years
                   Furniture and Fixtures       3-7 years
                   Leasehold Improvements     10-20 years

Construction-in-Progress and Property Development Costs:  Construction-in-
-------------------------------------------------------
progress and property development costs are comprised of direct costs associated with the development of potential cinemas (whether for purchase or lease) or entertainment center locations. Startup costs and other costs not directly related to the acquisition of long term assets are expensed as incurred.
Amounts are carried at cost unless management decides that a particular location will not be pursued to completion or if the costs are no longer relevant to the proposed project. If such a judgment is made, previously capitalized costs which are no longer of value are expensed.

Translation of Non-U.S. Currency Amounts:  The financial statements and
----------------------------------------
transactions of the Australia and New Zealand cinema and real estate operations are maintained in their functional currency (Australian and New Zealand dollars, respectively) and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". Assets and liabilities of such operations are denominated in their functional currency and translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as "Accumulated other comprehensive income", a component of Shareholders equity.

     The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and the Australian dollar ($0.4881 and $0.5560 were the respective exchange rates of U.S. dollars per Australian dollar at March 31, 2001 and December 31, 2000) and the U.S. dollar and the New Zealand dollar ($0.4033 and $0.4423 were the respective exchange rates of U.S. dollar per New Zealand dollar at March 31, 2001 and December 31, 2000). In the accompanying financial statements, balance sheet accounts are translated into U.S. dollars at the exchange rates in effect on the reporting date, and operating results are translated into U.S. dollars at the average of the exchange rates in effect during each period reported.

Loss Per Share:  Net loss applicable to common stock shareholders reflects the
--------------
reduction for dividends declared or accumulated on the Company's Series A Voting Cumulative Convertible Redeemable Preferred Stock (the "Series A Preferred Stock"), and Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (collectively, the "Convertible Preferred Stock") and for amortization of the value of an estimate of an asset put option (the "Asset Put Option"). The Asset Put Option was fully amortized in May 2000 when the Asset Put Option expired unused.

     Basic loss per share on the REI common stock (the "Common Stock") is calculated using the weighted average number of shares outstanding during the periods presented. The weighted average numbers of shares used in the computation of basic loss per share were 7,449,364 in the three months ended March 31, 2001 and 2000. Diluted loss per share is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options. At March 31, 2001, these stock options were not considered dilutive as the exercise price of these options was greater than the market price. Also, the Company recorded a net loss for the three months ended March 31, 2001 and therefore, the effect of these stock options would have been anti-dilutive.

Reclassification:  Certain amounts in previously issued financial statements
----------------
have been reclassified to conform with the current presentation.


Note 2 - Investments in Unconsolidated Affiliates

     The tables below set forth the carrying values of the Company's equity investments in unconsolidated affiliates, and the Company's share of their earnings or losses, for the periods presented.

                                   March 31,                 December 31,
                                      2001                       2000
          ---------------------------------------------------------------
                                         (dollars in thousands)
          Citadel                  $ 8,577                    $ 8,811
          AFC                        3,509                      3,358
          NZ JV                        991                      1,099
          BRI                           --                         --
          ---------------------------------------------------------------
                                   $13,077                    $13,268
          ---------------------------------------------------------------

                                                Three months Ended
                                                     March 31,
                                                     ---------
                                               2001                 2000
             -------------------------------------------------------------
             Citadel                          $(234)               $  25
             AFC                                151                   --
             NZ JV                               44                   32
             WPG (Note 5)                        --                 (156)
             -------------------------------------------------------------
                                              $ (39)               $ (99)
             -------------------------------------------------------------

Citadel Holding Corporation ("Citadel")
---------------------------------------

     At December 31, 1999, the Company owned 2,113,673 shares of common stock of Citadel representing an ownership interest of approximately 31.7%. In January 2000, Citadel reorganized under a new Nevada holding company. In that transaction, the outstanding shares of Citadel's Common Stock were converted into 0.8 shares of Class A Nonvoting Common Stock and 0.2 shares of Class B Voting Common Stock. As a result, the common stock shares owned by the Company were converted into 1,690,938 shares of Class A Nonvoting and 422,734 shares of the Class B Voting common stock.

     On September 20, 2000, Citadel issued 2,622,466 shares of Class A Nonvoting Common Stock and 655,616 shares of Class B Voting Common Stock to acquire OBI which further reduced the Company's ownership to approximately 21.25%. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 51, the Company decreased its additional paid-in capital by approximately $1,230,000 to reflect the dilution in the Company's ownership of Citadel's common stock.

     The carrying value of the Company's investment at March 31, 2001 and December 31, 2000 approximate the Company's underlying equity in the net assets of Citadel plus a $1,998,000 loan receivable from Craig held by Citadel, which amount is deducted from Citadel's Shareholders equity for financial reporting purposes. The closing price of Citadel's Class A Nonvoting and Class B Voting common stock at March 31, 2001 was $1.84 and $2.27 per share, respectively.

     Summarized financial information of Citadel as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 follows (dollars in thousands):

Condensed Balance Sheets:

                                                        March 31, 2001          December 31, 2000
-------------------------------------------------------------------------------------------------
Cash and cash equivalents                                 $  8,078                $ 16,010
Receivables                                                  1,908                   1,430
Marketable securities                                          876                     493
Investment in unconsolidated affiliates                     10,312                  10,237
Rental property, net                                         8,924                   9,029
Deferred tax asset, net                                      1,412                   1,568
Property and equipment, net                                 20,235                  10,791
Intangible assets, net                                      10,625                  10,847
Other assets, net                                            2,750                   3,517
-------------------------------------------------------------------------------------------------
     Total assets                                         $ 65,120                $ 63,922
-------------------------------------------------------------------------------------------------
Accounts payable and accrued liabilities                  $  6,376                $  8,033
Notes payable                                               17,683                  15,372
Other liabilities                                            2,517                   1,335
Minority interests                                              61                      54
Shareholders' equity                                        40,481                  41,126
Note receivable from stockholder                            (1,998)                 (1,998)
-------------------------------------------------------------------------------------------------
     Total liabilities and equity                         $ 65,120                $ 63,922
-------------------------------------------------------------------------------------------------

Condensed Statement of Operations:

                                                                        Three Months Ended
                                                                             March 31,
                                                                        2000          1999
-------------------------------------------------------------------------------------------------
Revenues                                                             $ 4,637        $  602
Operating costs and expenses                                           5,408           454
-------------------------------------------------------------------------------------------------
Operating (loss) income                                                 (771)          148
Non-operating expense (income)                                            45          (183)
-------------------------------------------------------------------------------------------------
(Loss) earnings before taxes and minority interests                     (816)          331
Income tax expense                                                        49            99
Minority interest                                                          7             1
-------------------------------------------------------------------------------------------------
Net (loss) earnings                                                  $  (872)       $  331
-------------------------------------------------------------------------------------------------
Basic and diluted loss per share                                     $ (0.09)       $ 0.03
-------------------------------------------------------------------------------------------------

National Auto Credit, Inc. ("NAC") & Angelika Film Center LLC ("AFC")
---------------------------------------------------------------------

     On April 5, 2000, the Company sold a 50% interest in AFC to NAC in exchange for 8,999,900 shares of NAC common stock and 100 shares of NAC preferred stock. As a result of this exchange, the Company de-consolidated the accounts of AFC from those of the Company, with the Company's remaining 33.3% interest in AFC being accounted for by the equity method from the date of the sale.

     In November and December 2000, the Company sold all of its shares of NAC common stock and preferred stock to NAC. Following completion of these transactions, the Company owned no NAC common stock at March 31, 2001 or December 31, 2000.

New Zealand Joint Venture:
-------------------------

     During the second quarter of 1998, Reading New Zealand entered into a 50/50 joint venture, with a cinema operator in New Zealand (the "NZ JV"). In connection with the joint venture, the Company had made a loan to the joint venture of $1,200,000 in order to finance a portion of the acquisition price of two multiplex cinemas and the underlying property acquisition and construction costs of a cinema which the joint venture developed.

Big 4 Ranch, Inc.:
-----------------

     In December 1997, Citadel capitalized a wholly-owned subsidiary, BRI, with a cash contribution of $1,200,000 and distributed 100% of the shares of BRI to Citadel's common shareholders. The Company received 1,564,473 shares or 23.4% of BRI. In September 1998, the Company acquired 661,700 additional shares increasing its interest to 2,226,173 shares of common stock of BRI, an ownership interest of approximately 33.4%. The carrying value of the Company's interest in BRI was reduced to $0 in 1998. Accordingly, the Company did not recognize any share of BRI's net loss since 1998. The Company has no obligation to fund BRI's operating losses.

Note 3 - Property and Equipment

     The table below sets forth the Company's investment in property and equipment as of the dates indicated.

                                       March 31,             December 31,
                                          2001                 2000
      -------------------------------------------------------------------
                                          (dollars in thousands)
      Land                             $  2,317             $  2,598
      Buildings                          13,243               14,800
      Leasehold improvements             17,181               28,779
      Equipment                          21,565               25,397
      Construction-in-progress           14,623               16,193
      -------------------------------------------------------------------
                                         68,929               87,767

      Accumulated depreciation           (5,511)              (7,145)
      Asset impairment reserve          (17,034)             (28,813)
      -------------------------------------------------------------------
                                       $ 46,384             $ 51,809
      -------------------------------------------------------------------

      The carrying amount of land includes land associated with operating theater properties, and excludes land which has yet to be developed, which amounts are included in "Property held for development" in the Condensed Consolidated Balance Sheets. The Company's property and equipment and asset impairment reserve decreased as a result of the sale of four domestic cinemas to Citadel in March 2001 (See Note 9).

Note 4 - Income Taxes
---------------------

     Income tax expense for the three months ended March 31, 2001 and 2000 includes $0 and $8,000, respectively, in current provisions for federal and state income taxes, and an accrual of $207,000 and $210,000 for the three months ended March 31, 2001 and 2000, respectively, in foreign withholding taxes which are expected to be paid if certain intercompany loans are repaid.

Note 5 - Assets Held for Sale

Whitehorse Property Group
-------------------------

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

     In early 2000, WPG determined to sell its shopping center and commenced marketing the property for sale during the second quarter of 2000. Based upon then estimates of the potential proceeds which could be expected from a sale of the shopping center, and WPG's investment in the property, the Company wrote down its investment in WPG by approximately $1,725,000 in the second quarter of 2000 and its remaining investment in WPG of approximately $343,000 was written off in the third quarter of 2000.

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

     WPG's net loss for the three months ended March 31, 2001 and 2000 totaled approximately $347,000 and $156,000, respectively. Reading recognized 100% of such losses in 2000 because it effectively held 100% of WPG due to its security interest in the WPG interest owned by Burstone and in the shares of Burstone owned by the borrowers under the Burstone Loan. In December 2000, however, the Company reduced its investment in WPG to zero and accordingly, have since stopped recording WPG's loss. For the three months ended March 31, 2000, WPG's loss was recorded in the Consolidated Statements of Operations as "Equity in (losses) earnings of affiliates."

Takanini
--------

     Takanini, a fifteen-acre site in a suburb of Auckland, was intended to be developed as a cinema and an entertainment center. Development plans for the Takanini site have not matured and the property is under contract to be sold for approximately $2,339,000 (NZ$5,800,000), net of disposal costs (See Note 12), which approximates its book value.

Note 6 - Common Stock Transfer Restrictions

     REI common stock, par value $.001, ("Common Stock") is traded on the Nasdaq Stock Market under the symbol RDGE. The Company's Articles of Incorporation include restrictions on the transfer of Common Stock which are intended to reduce the risk that an "ownership change" within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, will occur, which change could reduce the amount of federal tax net loss carry forwards available to offset taxable income. The restrictions provide that any attempted sale, transfer, assignment or other disposition of any shares of common stock to any person or group who, after consideration of the proposed transfer, would own (within the meaning of the Code and such regulations) shares of common stock or any other securities of REI which are considered "stock" for purposes of Section 382, having a fair market value equal to or greater than 4.75% of the value of all outstanding shares of REI stock shall be void ab initio, unless the Board of Directors of the Company shall have given its prior written approval. The transfer restrictions will continue until January 1, 2003, unless earlier terminated by the Company's Board of Directors.

Note 7 - Commitments and Contingencies

Minimum Lease Payments:
----------------------

     The Company conducts some of its cinema operations in leased premises. At March 31, 2001, all of the Company's Puerto Rico cinemas were operated in leased premises. The Company's cinema leases have remaining terms inclusive of options of 10 to 50 years. Certain of the Company's cinema leases provide for contingent rentals based upon a specified percentage of theater revenues with a guaranteed minimum. Substantially all of the leases require the payment of property taxes, insurance and other costs applicable to the property. All leases are accounted for as operating leases. The Company has no leases which require capitalization.

Domestic
--------

     The Company's affiliate, Citadel, as the holder of the $7,000,000 of Series A Preferred Stock, has the right to require redemption of such stock during a ninety day period commencing October 15, 2001. In addition, at March 31, 2001, the Company is nine quarters in arrears with respect to dividends owed on the Series B Preferred Stock amounting to $8,043,750 (payable to Craig).

     In 1999, the Company entered into a lease of a to-be-constructed theatre in Dallas, known as the Angelika Film Center and Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, the Company assigned that lease to Citadel and has agreed to reimburse Citadel that portion of its investment in the cinemas needed to produce a 20% return on the investment during the second operating year of that cinema provided that, subject to certain exceptions, Citadel's investment in the theater does not exceed $2,300,000.

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

Australia
---------

     The Company has committed to development expenditures relating to cinema and entertainment development projects (Chirnside and fit-out of Auburn and Belmont) that have been approved for completion of approximately $5,226,000 all of which is expected to be funded in 2001. The Company has secured what it believes to be adequate funding from the bank to complete its one pending development project. Under the current terms, this loan is due and payable in full in December 31, 2001. However, as long as the Company remains in compliance with the applicable loan covenants, the loan will be extended to December 31, 2002. The Company is in compliance with all such covenants at March 31, 2001.

     The Company has also entered into a contract to build one entertainment center which is currently under review by the Company. The extent of the Company's exposure to the other contracting party if it fails to construct that entertainment center is uncertain. However, the Company believes that its exposure for damage would not be material, were it to elect not to proceed with such construction. There are no other development commitments in Australia.

New Zealand
-----------

     The Company has succeeded in acquiring additional financing to fund its development obligations at Wellington which commenced in December 2000. The Company also has a $2,800,000 property purchase mortgage on its Takanini property due in 2001, which will be repaid from the proceeds of its sale (Notes 5 and 12).


Note 8 - Comprehensive Income

     The table below sets forth the Company's comprehensive loss (the Company's net loss plus the effect of the foreign currency translation adjustments) for the periods shown.


                                                              Three Months
                                                             Ended March 31,
                                                             ---------------
                                                          2001                2000
-------------------------------------------------------------------------------------
Net loss                                               $(1,492)            $(2,206)
Other comprehensive (loss) income                       (7,538)             (5,518)
Other comprehensive income (loss) from                      48                 (28)
   equity investment in Citadel
-------------------------------------------------------------------------------------
Comprehensive loss                                     $(8,982)            $(7,752)
-------------------------------------------------------------------------------------

     As a result of the Company's equity investment in Citadel, the Company recorded 21.35% and 31.70% of other comprehensive income (loss) recorded by Citadel for the three months ended March 31, 2001 and 2000, respectively. Citadel's other comprehensive income (loss) is comprised of unrealized gain/(loss) on available-for-sale securities.

Note 9 - Purchase and Sale of Assets

Australia
---------

     On April 10, 2001, Reading Australia entered into an agreement to purchase the land, property and operating rights to the Maitland Cinema complex located in New South Wales, Australia, for approximately $1,700,000. Reading Australia is anticipated to take over operations of the Maitland cinema complex in mid May 2001.

Domestic
--------

     On March 8, 2001, the Company sold to Citadel the Company's leasehold interests in four domestic cinemas for approximately $1,706,000, its approximate book basis (net of its asset impairment reserve relating to these cinemas totaling approximately $11,779,000). In addition, Citadel has assumed the liabilities of these cinemas and the Company, in exchange, has agreed to reimburse Citadel approximately $1,162,000 representing the difference between the liabilities assumed and the amount of inventory, prepaid expenses and other current assets on the balance sheet as of the closing date.

New Zealand:
-----------

     During 1998, Reading New Zealand Limited entered into two 50/50 joint ventures, one of which currently operates thirteen screens in three locations. The second joint venture owned a parcel of land in Wellington on which the Company has now begun construction of an entertainment center featuring a 12 screen multiplex cinema. In July 1999, Reading New Zealand acquired 100% ownership of the Wellington property. In 1998, Reading New Zealand acquired ownership of (1) a property adjacent to the Wellington development site; (2) a multi-story parking garage, also located adjacent to the Wellington development site, and (3) a fifteen-acre site in a suburb of Auckland on which it intended to develop a cinema and an entertainment center ("Takanini"). Development plans for the Takanini site have not matured, and the property is under contract to be sold for approximately $2,339,000 (NZ$5,800,000), net of disposal costs (See
Note 12).


Note 10 - Segment Information

     The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, for the three months ended March 31 (dollars in thousands):


                                 Real Estate                                      Corporate and
                                 Development           Cinema Operations          Eliminations              Consolidated
-------------------------------------------------------------------------------------------------------------------------
2001
-------------------------------------------------------------------------------------------------------------------------
Revenues                                $ 134                    $10,206                 $    53                  $10,393
Operating (Loss) income                  (795)                       238                    (547)                  (1,104)

2000
-------------------------------------------------------------------------------------------------------------------------
Revenues                                $ 139                    $11,030                 $    52                  $11,221
Operating (Loss)                         (637)                         1                  (1,221)                  (1,857)

Note 11 - Proposed Consolidation of the Companies

     On March 15, 2001, the Boards of Directors of each of Reading, Craig and Citadel considered management's proposal to consolidate Reading, Craig and Citadel into a single public company and determined that it would be in the best interests of their respective companies and stockholders to consummate such a consolidation transaction, so long as the allocation of ownership of the resultant consolidated entity among the equity holders of the constituent entities was fair. However, in light of the overlapping management and membership of the Boards of Directors of each companies, and Mr. Cotter's status as a controlling stockholder of each of the three companies, it was determined to be appropriate to delegate management's proposal to the Conflicts Committees of the three companies. Accordingly, the Boards of Directors of each of the three companies delegated to their respective Conflict Committees authority and responsibility to review and take such action as they determined appropriate with respect to management's consolidation proposal, and authorized such committees to retain such professional advisors as they may require to carry out such delegated authority. These committees are composed entirely of independent outside directors. The Committees hired Marshall & Stevens to serve as the financial advisors and to assist them in determining a fair allocation of the ownership of the consolidated company. It is hoped that these committees will complete their work by the end of the second quarter of 2001.


Note 12 - Subsequent Events

Sale of Takanini

     On May 1, 2001, the sale of Takanini closed for $2,339,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries and corporate predecessors, "Reading" or the "Company") is principally engaged in the business of developing, owning and operating multiplex theaters in Australia, New Zealand and Puerto Rico, and in developing and eventually operating theater based entertainment centers in Australia and New Zealand. Prior to March 2001, the Company was also engaged in the business of developing, owning and operating cinemas in the United States. In transactions in September 2000 and March 2001, the Company conveyed to Citadel Holdings Corporation ("Citadel") all of its domestic cinema interests other than a 33.3% passive membership interest in Angelika Film Center LLC ("AFC").

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

                          Australia/
                          New Zealand       Puerto Rico        Domestic            Total
---------------------------------------------------------------------------------------------
March 31, 1999               21                44                 22                87

March 31, 2000               63                56                 42               161

March 31, 2001               81                52                 --               133

     In the preceding table, (1) the increase in the number of cinema screens in Australia and New Zealand is wholly comprised of newly-constructed multiplexes;
(2) the increase in the number of cinema screens in Puerto Rico from 1999 to 2000 is represented by a newly-constructed, 12-screen multiplex that opened in December 1999; and (3) the decrease in the number of domestic screens was a result of the deconsolidation of AFC (6 screens) in April 2000 following the sale of a 50% interest to National Auto Credit, Inc. ("NAC"), closure of an 8-screen cinema in June 2000, and the sale of four cinemas with 28-screens to Citadel in March 2001. (The number of Australia/New Zealand cinema screens at March 31, 2001 presented above does not include the 4-screen cinema purchased in early April 2001.


Results of Operations

     The following tables and narrative set forth and discuss the results of operations for the three months ended March 31, 2001 and 2000 ("2001 Quarter" and "2000 Quarter", respectively). In the tables below, (1) revenues consist of admissions, concessions, advertising and real estate; (2) operating costs consist of costs directly attributable to the theater or real estate operations,
(3) operating expenses consist of depreciation, amortization and general and administrative expenses; and (4) non-operating expense include all other expense and revenues. The revenues and expenses generated by the Company's

Australian and New Zealand operations have been translated at the average exchange rates for each period presented and all intercompany transactions have been eliminated (dollars in thousands).

Three Months Ended March 31
---------------------------


                                               AUS/NZ       Puerto Rico        Domestic
2001 Quarter                                  Theaters       Theaters          Theaters         Corporate        Total
------------------------------------------------------------------------------------------------------------------------
Revenues                                       $5,842          $2,848           $1,651            $  52          $10,393
Operating costs                                 3,987           3,262            1,527               --            8,776
Operating expenses                              1,481             276               50              914            2,721
Non-operating expenses                            154               9               (6)             (38)             119
------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before minority
interest and income taxes                      $  220          $ (699)          $   80            $(824)         $(1,223)
------------------------------------------------------------------------------------------------------------------------

                                            AUS/NZ        Puerto Rico        Domestic
2000 Quarter                               Theaters         Theaters         Theaters       Corporate          Total
-------------------------------------------------------------------------------------------------------------------------
Revenues                                       $4,494           $3,203           $3,472          $    52          $11,221
Operating costs                                 3,656            3,137            2,961               --            9,754
Operating expenses                              1,378              245              430            1,271            3,324
Non-operating expenses                             62               --              (22)              24               64
-------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before minority
interest and income taxes                      $ (602)          $ (179)          $  103          $(1,243)         $(1,921)
-------------------------------------------------------------------------------------------------------------------------

Revenues

     The fluctuations noted in theater revenues generally resulted from a corresponding increase or decrease in the number of screens in operation during the 2001 Quarter as compared with the 2000 Quarter. The decline in revenues from the 2000 Quarter to the 2001 Quarter of approximately $828,000 was due to the following:

     . A $1,821,000 decrease in domestic theater revenues due to (1) a $1,436,000 decrease from the deconsolidation of AFC following the sale of 50% membership interest to NAC on April 5, 2000, (2) a $158,000 decrease in domestic theater revenues due to the closure of a 8-screen cinema in June 2000, and (3) that only 9 weeks of operations were reported for four cinemas in the 2001 Quarter as compared to 12 weeks of operations in the 2000 Quarter as these cinemas were sold to Citadel on March 8, 2001.

     . A $1,348,000 increase in Australian/New Zealand theater revenues from the 18 new screens that have opened since the 2000 Quarter.

     . A $355,000 decrease in Puerto Rico's theater revenues due to (1) the closure of a 4-screen cinema in January 2001 and (2) increased competition, especially in the Plaza Las Americas in San Juan.

Operating costs

     Operating costs include costs associated with the day-to-day management of the theater operations. Significant components of the operating costs such as film rent payable, concession costs, and employee costs fluctuate in line with the revenues and accordingly decreased approximately $978,000 from the 2000 Quarter due to the following:

     . Approximately $1,198,000 of the $1,434,000 decrease in the domestic operating costs is attributable to the deconsolidation of AFC and closure of an 8-screen theater in 2000 as discussed above. The remaining decrease is due to (1) only 9 weeks of operations of the four cinemas being included in the 2001 Quarter as discussed above, and (2) a decrease in overall operating costs as a result of implemented cost-saving measures.

     . Australian/New Zealand operating costs increased approximately $331,000 from the 2000 Quarter. This increase is due to 18 additional screens that opened since the 2000 Quarter, partially offset by a decrease in start-up costs as a majority of such start-up costs were incurred in 2000.

     . Puerto Rico's operating costs increased $125,000 from the 2000 Quarter due to significant increases in common area maintenance charges passed down from the landlords of the Plaza Las Americas and Plaza Carolina and a 20% increase in insurance premiums from the 2000 Quarter.

Operating expenses

     Operating expenses include depreciation, amortization and general and administrative expenses. The items below represent the more significant contributors to changes in the operating expenses between the 2001 and 2000
Quarters:

     . The primary driver of the $380,000 decrease in the Domestic theaters' operating expense was (1) the $347,000 decrease in depreciation expense from the 2000 Quarter following the AFC deconsolidation in April 2000 and (2) the decrease in deprecation expense as a result of the impairment loss taken on the domestic cinemas assets in December 2000.

     . Australia/New Zealand's operating expenses increased $103,000 from the 2000 Quarter as a result of a $108,000 increase in depreciation from the new cinemas that have opened since the 2000 Quarter, partially offset by a minor decrease in its general and administrative expenses.

     . Corporate operating expense decreased $357,000 from the 2000 Quarter as a result of the Company's consolidation of the corporate functions with Craig Corp and Citadel under a management sharing agreement, which is discussed in greater detail in the Company's report on Form 10-K for the year ended December 31, 2000.

Non-operating expense

     The Company's non-operating expense (income) is comprised of interest and dividend income, equity in earnings/loss of unconsolidated entities, interest expense, and miscellaneous other income or expense. Corporate interest and dividend income and other income are presented net of intercompany transactions with the Puerto Rico and Australia/New Zealand subsidiaries. Overall, non-operating expense increased only slightly by $55,000 due to an increased equity loss in unconsolidated entities.

Business Plan, Capital Resources and Liquidity

     Since December 31, 1998, the Company's cash and cash equivalents have decreased from approximately $58,593,000, to approximately $4,829,000 at March 31, 2001. During this period the Company has utilized its available liquidity to (1) acquire land in Australia and New Zealand for the purpose of constructing state-of-the-art cinemas, or entertainment centers, thereon; (2) fit out newly-constructed cinema space in Australia, with respect to which the Company is a tenant under long-term leases; and (3) construct state-of-the-art cinemas on leased land in the United States (one location) and in Puerto Rico (one location). Each of the complexes completed and opened since 1998 has been financed solely with the Company's liquidity, except for one project located in Australia and one in Puerto Rico. (The funds borrowed for the Puerto Rico construction project were fully paid off in the first quarter of 2001). In addition to its investments in now-operating cinemas, at March 31, 2001, the Company had a recorded investment of $22,845,000 (at current exchange rates) in various land parcels, located in Australia and New Zealand, each of which is intended for future development. Each of these investments in undeveloped land has also been financed with Company's liquidity.

     During Fiscal 2000, the Company determined that it would concentrate its available resources on developing and operating its Australian and New Zealand cinema circuits which the Company's management believes to be more favorably positioned for potential growth and expansion than the domestic or Puerto Rico circuits. Concurrently, the Company decided that it would exit out of the domestic cinema market. Through a serious of transactions in April and September 2000 and March 2001, the Company has divested all of its domestic cinema assets except for a passive 33% membership interest in the Angelika Film Center ("AFC") at March 31, 2001. In addition, the Company is looking to exit out of Puerto Rico if a suitable buyer can be found for its cinemas.

     The Company has various commitments which, in the aggregate, exceed its current liquidity. However, as discussed in greater detail in the Company report on Form 10-K for the year ended December 31, 2000, the Company received approximately $14,702,000 in cash from its sale of its investment in NAC common stock to NAC in November and December 2000. A significant portion of the cash proceeds from the sale of the NAC stock has been used to acquire the bank loan on the Whitehorse property which is currently being marketed for sale. The Company expects to fully recover the loan amount upon sale of the Whitehorse property. The Company is actively negotiating with an Australian bank lender to finance a portion of the purchase price of the Maitland cinemas complex. No assurances can be given that management will be successful in obtaining the financing for the Maitland property.

     In addition to this cash infusion from the NAC transaction, the Company has obtained a line-of-credit with a major bank which provides for borrowings of up to AUS$30,000,000 for the construction of an entertainment center and two cinemas in Sydney ("Australian Line of Credit"). The Australian Line of Credit is secured by a pledge of substantially all of Reading Australia's assets and requires Reading Australia to maintain various financial covenants, restricts dividends and limits additional borrowings. Also, Reading New Zealand entered into a loan agreement with a major New Zealand bank for borrowings up to NZ$30,400,000 for the purpose of the construction of the Wellington development and for the refinancing of the loan on the Wellington site. The loan is secured by a mortgage over the Wellington properties and pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project. While no assurances can be given, the Company believes that it will be able to complete its development commitments for the year 2001 with funds from the Australian and New Zealand credit facilities and cash flow generated from operations. (These development commitments mostly consist of the Company's build-out of certain tenant improvements in Auburn and Perth, Australia and fit out of Chirnside). The Australian Line of Credit, which had an original maturity date of December 2000, has been extended to December 2001. The Company anticipates the loan to be extended again to December 2002 as long as the Company remains in compliance with the debt covenants. At March 31, 2001, the Company is in compliance with all such covenants.

     With respect to the Series A Voting Preferred Stock held by Citadel, the Company intends to commence discussions over the coming months with Citadel, to explore its options with respect to Citadel's option to require the Company to repurchase its Series A preferred shares (the "Repurchase Option"), though no assurance can be given that these discussions will result in an extension or deferral of Citadel's Repurchase Option. With respect to the Series B Voting Preferred Stock held by Craig, the Company intends generally to allow dividends thereon to accumulate indefinitely.

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

                          PART II - Other Information
                          ---------------------------


Item 1 - Legal Proceedings

     For a description of legal proceedings, please refer to Item 3 entitled "Legal Proceedings" contained in the Company's Form 10-K for the fiscal year ended December 31, 2000.

Item 2 - Changes in Securities

     Not applicable.

Item 3 - Defaults Upon Senior Securities.

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          Form 8-K, reporting current information with respect to the outstanding capital stock of Reading Entertainment, Inc., was filed with the Securities and Exchange Commission of January 5, 2001 and incorporated herein by reference.

          Form 8-K, describing the Company's capital stock, was filed with the Securities and Exchange Commission as of January 12, 2001 and is incorporated herein by reference.

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


                     READING ENTERTAINMENT, INC. REGISTRANT
                     --------------------------------------


Date:    May 15, 2001              By: /s/ James J. Cotter
                                       -------------------------------------
                                       James J. Cotter
                                       Chief Executive Officer


Date:    May 15, 2001              By: /s/ Robert F. Smerling
                                       -------------------------------------
                                       Robert F. Smerling
                                       President


Date:    May 15, 2001              By: /s/ Andrzej Matyczynski
                                       -------------------------------------
                                       Andrzej Matyczynski
                                       Chief Financial Officer