Form 10-Q/A
period 2001-03-31
READING ENTERTAINMENT INC
filed 2001-08-07
CIK 1023993

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          __________________________

                                  FORM 10-Q/A
(Mark One)

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

                               EXPLANATORY NOTE

     This Form 10-Q/A is being filed solely for the purpose of amending Part I,
Item 1 in our Quarterly Report on Form 10-Q for the period ended March 31, 2001 which was filed with the Securities and Exchange Commission on May 15, 2001. The net loss applicable to the shareholders for the three months ended March 31, 2001 was incorrectly stated in our original report. The correct net loss applicable to the shareholders for the three months ended March 31, 2001 is $0.34 per share.

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

                                                                                    Three months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                            2001                        2000
----------------------------------------------------------------------------------------------------------------
Revenues
  Theater
    Admissions                                                          $    7,383                 $    7,897
    Concessions                                                              2,399                      2,496
    Advertising and other                                                      404                        639
  Real estate                                                                  207                        189
----------------------------------------------------------------------------------------------------------------
                                                                            10,393                     11,221
----------------------------------------------------------------------------------------------------------------
Operating costs and expenses
  Theater operating                                                          8,260                      9,216
  Theater concession                                                           516                        538
  Depreciation and amortization                                                503                        759
  General and administrative                                                 2,218                      2,565
----------------------------------------------------------------------------------------------------------------
                                                                            11,497                     13,078
----------------------------------------------------------------------------------------------------------------
Operating (loss) income                                                     (1,104)                    (1,857)

Non-operating expense (income)
  Equity in loss of unconsolidated affiliates (Note 2)                          39                         99
  Interest and dividend revenue                                               (230)                      (166)
  Interest expense                                                             325                        166
  Other income, net                                                            (15)                       (35)
----------------------------------------------------------------------------------------------------------------

Loss before income taxes and minority interests                             (1,223)                    (1,921)
Income taxes (Note 4)                                                          207                        218
-------------------------------------------------------------------------------------------------------------  ------

Loss before minority interests                                              (1,430)                    (2,139)
Minority interest                                                               62                         67
----------------------------------------------------------------------------------------------------------------

Net loss                                                                    (1,492)                    (2,206)
Less: Preferred stock dividends and amortization of asset put
 option                                                                      1,007                      1,086
----------------------------------------------------------------------------------------------------------------

Net loss applicable to common shareholders                              $   (2,499)                $   (3,292)
----------------------------------------------------------------------------------------------------------------

Basic loss per share (Note 7)                                           $    (0.34)                $    (0.44)
Weighted average number of shares outstanding                            7,449,364                  7,449,364

Diluted loss per share                                                  $    (0.34)                $    (0.44)
Diluted weighted average number of shares outstanding                    7,449,364                  7,449,364
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