Form 10-Q
period 2001-06-30
READING ENTERTAINMENT INC
filed 2001-08-14
CIK 1023993

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2001

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

                              Yes  X      No ___
                                  ---

There were 7,449,364 shares of Common Stock outstanding as of August 3, 2001.

                 READING ENTERTAINMENT, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                                                      Page
                                                                                                      ----
PART I.   Financial Information
------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          June 30, 2001 (Unaudited) and December 31, 2000.............................................  1

          Condensed Consolidated Statements of Operations -
          Three Months and Six Months Ended June 30, 2001 and 2000 (Unaudited)........................  3

          Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2001 and 2000 (Unaudited).........................................  4

          Notes to Condensed Consolidated Financial Statements (Unaudited)............................  5

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations............................................ 13

Item 3.   Quantitative and Qualitative Disclosure
          About Market Risk........................................................................... 19

PART II.  Other Information
-------
Item 1.   Legal Proceedings .......................................................................... 20

Item 2.   Changes in Securities....................................................................... 20

Item 3.   Defaults Upon Senior Securities............................................................. 20

Item 4.   Submission of Matters to a Vote of Security Holders......................................... 20

Item 5.   Other Information........................................................................... 20

Item 6.   Exhibits and Reports on Form 8-K ........................................................... 20

          Signatures.................................................................................. 21

                        PART I - Financial Information
                        ------------------------------

Item 1 - Financial Statements

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                                (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
Cash and cash equivalents                                                          $  2,605                 $16,446
Amounts receivable                                                                    1,552                     970
Restricted cash                                                                       1,114                   1,267
Inventories                                                                             208                     267
Prepayments and other current assets                                                  1,367                     874
Property held for sale (Note 5 and 8)                                                    --                   4,039
-------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                          6,846                  23,863

Investments in unconsolidated affiliates (Note 2)                                    12,573                  13,268
Property held for development                                                        25,131                  25,158
Property and equipment - net (Note 3)                                                50,302                  51,809
Investment in WPG (Note 5)                                                            5,799                      --
Note receivable from Citadel (Note 8)                                                 1,706
Notes receivable from joint venture partners                                            356                     421
Other assets                                                                          2,112                   2,153
-------------------------------------------------------------------------------------------------------------------------

     Total assets                                                                  $104,825                $116,672
-------------------------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(dollars in thousands)

                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                                (Unaudited)
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Accounts payable                                                                   $  2,405                 $ 4,159
Accrued taxes                                                                         1,469                   1,428
Accrued property costs and other                                                      2,685                   3,591
Film rent payable                                                                     1,404                   1,719
Notes payable and short-term debt                                                     3,816                   4,476
Other liabilities                                                                     1,782                     654
----------------------------------------------------------------------------------------------------------------------

        Total current liabilities                                                    13,561                  16,027

Note payable                                                                         14,113                  14,390
Other liabilities                                                                     5,353                   5,577
----------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                               33,027                  35,994

Minority interests                                                                      429                     389

Commitments and contingencies (Note 6)

Convertible Redeemable Series A Preferred Stock, held by affiliate, par value
     $0.001 per share, stated value $7,000; Authorized, issued and outstanding -
     70,000 shares
                                                                                      7,000                   7,000

Shareholders' Equity
Series B Preferred Stock, par value $0.001 per share, stated value $55,000;
     Authorized, issued and outstanding - 550,000 shares
                                                                                          1                       1
Preferred Stock, par value $0.001 per share; Authorized - 9,380,000
     shares:  None issued                                                                --                      --
Common Stock, par value $0.001 per share:  Authorized - 25,000,000 shares:  Issued and outstanding - 7,449,364 shares
                                                                                          7                       7
Other capital                                                                       137,407                 137,407
Accumulated (deficit) earnings                                                      (51,705)                (48,189)
Accumulated other comprehensive income (Note 7)                                     (21,341)                (15,937)
----------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                      64,369                  73,289
----------------------------------------------------------------------------------------------------------------------

     Total liabilities and shareholders' equity                                    $104,825                $116,672
----------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share amounts)

                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                           June 30,
                                                                      -------                            -------
                                                               2001             2000              2001              2000
---------------------------------------------------------------------------------------------------------------------------
Revenues
   Theater
     Admissions                                               $ 6,195         $ 7,647            $13,578           $15,544
     Concessions                                                2,065           2,526              4,464             5,022
     Advertising and other                                        463             589                867             1,228
   Real Estate                                                    227             199                434               388
---------------------------------------------------------------------------------------------------------------------------
                                                                8,950          10,961             19,343            22,182
---------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
   Theater operating                                            7,689           8,923             15,949            18,139
   Theater concession                                             485             529              1,001             1,067
   Depreciation and amortization                                  471             675                974             1,434
   General and administrative                                   1,623           2,659              3,841             5,224
   Asset impairment                                                --           1,725                 --             1,725
---------------------------------------------------------------------------------------------------------------------------
                                                               10,268          14,511             21,765            27,589
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                                 (1,318)         (3,550)            (2,422)           (5,407)

Non-operating expense (income)
  Gain on exchange of AFC interest                                 --          (3,555)                --            (3,555)
  Gain on sale of assets                                          (75)             --                (75)               --
  Equity losses of affiliates (Note 2)                            118             878                157               977
  Interest and dividend income                                   (134)           (117)              (364)             (283)
  Interest expense                                                226             200                551               366
  Other income, net                                                28            (540)                13              (575)
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest and income tax                   (1,481)           (416)            (2,704)           (2,337)
Income tax (Note 4)                                               302             253                509               471
---------------------------------------------------------------------------------------------------------------------------
Loss before minority interest                                  (1,783)           (669)            (3,213)           (2,808)
Minority interest                                                  14              25                 76                92
---------------------------------------------------------------------------------------------------------------------------
Net loss                                                       (1,797)           (694)            (3,289)           (2,900)
Preferred stock dividends and amortization of asset put
     option                                                     1,008           1,034              2,015             2,120
---------------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders                   $ (2,805)       $ (1,728)          $ (5,304)         $ (5,020)
---------------------------------------------------------------------------------------------------------------------------
Basic loss per share (Note 1)                               $    (0.37)    $     (0.23)        $   (0.71)        $   (0.67)
Weighted average number of shares outstanding                7,449,364       7,449,364         7,449,364         7,449,364

Diluted loss per share (Note 1)                             $    (0.37)    $     (0.23)        $   (0.71)        $   (0.67)
Diluted weighted average number of
     shares outstanding                                      7,449,364       7,449,364         7,449,364         7,449,364
---------------------------------------------------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

Reading Entertainment, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    2001              2000
---------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss                                                                         $  (3,289)          $  (2,900)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     974               1,434
     Equity losses of affiliates                                                       157                 977
     Minority interest                                                                  76                  92
     Gain on disposal of assets                                                        (75)             (3,555)
     Asset impairment charges                                                           --               1,725
     Other, net                                                                         15                  28
     Changes in operating assets and liabilities:
       (Decrease) increase in current assets                                           658                (277)
       Decrease in accounts payable and accrued expenses                            (2,316)             (1,855)
       (Decrease) increase in film rent payable                                       (289)                552
       Increase in other liabilities                                                   459                 273
---------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                               (3,630)             (3,506)
---------------------------------------------------------------------------------------------------------------
Investing Activities
   Proceeds from sale of assets                                                      2,678                  --
   Purchase of property held for development                                        (2,397)               (157)
   Purchase of property and equipment, net                                          (3,664)            (12,166)
   Decrease due to accounting for exchange of AFC interest                              --                (636)
   Decrease (increase) in restricted cash                                               42              (2,253)
   Proceeds from note receivable                                                        42                 464
   Investments in joint ventures                                                       (37)                 --
   Distributions from joint ventures                                                   442                 560
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (2,894)            (14,188)
---------------------------------------------------------------------------------------------------------------
Financing Activities
   Payment of preferred stock dividends                                               (341)               (114)
   Proceeds from debt                                                                4,307              10,521
   Minority interest distributions                                                      --                 (43)
   Purchase of/payments on notes payable                                            (8,722)             (2,339)
   Capital contributions from minority interest                                         --                 305
   Issuance of note receivable                                                      (1,706)               (486)
---------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                 (6,462)              7,844
---------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash and cash equivalents                       (855)               (213)
---------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                              (13,841)            (10,063)
Cash and cash equivalents at beginning of year                                      16,446              13,277
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $  2,605           $   3,214
---------------------------------------------------------------------------------------------------------------

Non-Cash Transaction:  Exchange of 50% interest in Angelika for equity investment in National Auto
  Credit, Inc. in April 2000.
Supplemental Disclosures
  Interest paid                                                                   $    529           $     384
  Income taxes paid                                                               $    205           $      42

    See accompanying notes to condensed consolidated financial statements.

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

         The Company is principally in the business of developing and operating multiplex cinemas and entertainment centers in Australia and New Zealand. The Company also operates cinemas in Puerto Rico, and until March 2001, in the United States. After March 2001, the Company's only domestic cinema interest is its passive 33.3% membership interest in the Angelika Film Center, LLC ("AFC") the owner of the Angelika Film Center & Cafe located in the Soho district of Manhattan (the NY Angelika"). This interest in AFC and the historic domestic cinema operations are referred to herein as the "Domestic Cinemas." Reading's current cinemas are owned and operated through Reading Cinemas of Puerto Rico, Inc., a wholly-owned subsidiary, under the CineVista name in Puerto Rico ("CineVista" or the "Puerto Rico Circuit"); through Reading Entertainment Australia Pty Ltd (collectively with its subsidiaries referred to herein as "Reading Australia") under the Reading Cinemas name in Australia (the "Australia Circuit"), and through a 50/50 joint venture in New Zealand under the Berkeley Cinemas name (the "NZ JV"). The Company's entertainment center development activities in Australia and New Zealand are conducted through the affiliates of Reading Australia in Australia and through affiliates of Reading New Zealand Ltd. (collectively referred to herein as "Reading New Zealand") in New Zealand. The Company operates in two business segments, cinema operations and real estate development (Note 9).

Foreign Currency Exchange

         The carrying value of Reading Australia's and Reading New Zealand's assets will fluctuate due to changes in the exchange rate between the U.S. dollar and Australian dollar ($0.5100 and $0.5560, were the respective exchange rates of U.S. dollars per Australian dollar at June 30, 2001 and December 31,
2000) and the U.S. dollar and New Zealand dollar ($0.4047 and $0.4423, were the respective exchange rates of U.S. dollars per New Zealand dollar at June 30, 2001 and December 31, 2000).

Loss per Share

         Net loss available to common shareholders includes provision for dividends accrued and declared on the Company's Series A Voting Cumulative Convertible Redeemed Preferred Stock (the "Series A Preferred Stock"), and the Series B Voting Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") (collectively, the "Convertible Preferred Stock") and for amortization for the value of an asset put option which expired in the second quarter of 2000.

         The weighted average number of shares used in the computation of basic loss per share was 7,449,364 in both 2001 and 2000. Diluted loss per shares is calculated by dividing net loss by the weighted average common shares outstanding for the period plus the dilutive effect of stock options, convertible securities and the asset put option (for periods prior to May 13, 2000). During the six months ended June 30, 2001 and 2000, the Company recorded a net loss available to shareholders of $(5,304,000) and $(5,020,000), respectively, therefore, the stock options were anti-dilutive.

Recent Accounting Pronouncements

         On June 29,2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statement of Accounting Financial Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". Among other provisions, all future business combinations will be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited. In addition, goodwill will no longer be amortized but will be subject to impairment tests at least annually. We expect to adopt SFAS No. 141 and SFAS No. 142 effective December 31, 2001, although certain provisions will be applied to any acquisitions we may close subsequent to June 30, 2001. The Company is currently assessing but has not yet determined the impact of SFAS 141 and 142 on its financial position and results of operations.

         The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim information and the rules of the Securities and Exchange Commission and therefore do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a recurring nature considered necessary for a fair presentation of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts in previously issued financial statements have been reclassified to conform with the current period presentation.


Note 2 - Investments in Unconsolidated Affiliates

         The tables below set forth the carrying values of the Company's equity investments in unconsolidated affiliates, and the Company's share of their earnings or losses, for the periods presented (dollars in thousands).

                              June 30,              December 31,
                                2001                    2000
               -------------------------------------------------
               Citadel        $ 8,462                $ 8,811
               AFC              3,113                  3,358
               NZ JV              998                  1,099
               -------------------------------------------------
                              $12,573                $13,268
               -------------------------------------------------

                                Three Months Ended          Six months Ended
                                     June 30,                    June 30,
                                     -------                     -------
                                2001          2000          2001         2000
               -----------------------------------------------------------------
               Citadel       $  (115)       $  (230)     $  (349)       $  (205)
               NAC                --           (616)          --           (616)
               AFC               (29)            37          122             37
               NZ JV              26             49           70             81
               WPG (Note 5)       --           (118)          --           (274)
               -----------------------------------------------------------------
               Equity loss   $  (118)       $  (878)     $  (157)       $  (977)
               -----------------------------------------------------------------

Citadel Holding Corporation ("Citadel")
---------------------------------------

          At June 30, 2001, the Company owned 1,690,938 shares of Citadel Class A Nonvoting and 422,734 shares of Citadel Class B Voting common stock, approximately 21.25% of Citadel's outstanding common stock. The closing price of Citadel's Class A Nonvoting and Class B Voting common stock at June 30, 2001 was $1.35 and $1.60 per share, respectively.

          Summarized financial information of Citadel as of June 30, 2001 and December 31, 2000 and for the six months ended June 30, 2001 and 2000 follows (dollars in thousands):

Condensed Balance Sheets:
                                                                June 30, 2001              December 31, 2000
          ----------------------------------------------------------------------------------------------------
          Cash and cash equivalents                                 $  6,745                $ 16,010
          Receivables                                                  2,751                   1,430
          Marketable securities                                          642                     493
          Investment in unconsolidated affiliates                     10,114                  10,237
          Rental property and fixed assets, net                       29,144                  19,820
          Property held for development
          Other assets, net                                           15,153                  15,932
          ----------------------------------------------------------------------------------------------------
             Total assets                                           $ 64,551                $ 63,922
          ----------------------------------------------------------------------------------------------------
          Accounts payable and accrued liabilities                 $   6,786               $   8,033
          Other liabilities                                           19,784                  16,707
          Minority interests                                              64                      54
          Shareholders' equity                                        39,915                  41,126
          Note receivable from stockholder                            (1,998)                 (1,998)
          ----------------------------------------------------------------------------------------------------
             Total liabilities and equity                           $ 64,551                $ 63,922
          ----------------------------------------------------------------------------------------------------
          ----------------------------------------------------------------------------------------------------

                                                            Three Months Ended             Six Months Ended
                                                            ------------------             ----------------
                                                                 June 30,                      June 30,
Condensed Statement of Operations:                          2001           2000          2001           2000
--------------------------------------------------------------------------------------------------------------
Revenue                                                   $  6,115       $    605      $ 10,752     $   1,207
Operating costs and expenses                                 6,561            488        11,969           942
--------------------------------------------------------------------------------------------------------------
Operating (loss) income                                       (446)           117        (1,217)          265
Non-operating expense (income)                                (166)           824          (121)          641
--------------------------------------------------------------------------------------------------------------
Loss before tax and minority interest                         (280)          (707)       (1,096)         (376)
Income tax expense (benefit)                                   146            (23)          195            76
Minority interest                                                3              2            10             3
--------------------------------------------------------------------------------------------------------------
   Net loss                                               $   (429)      $   (686)     $ (1,301)    $    (455)
--------------------------------------------------------------------------------------------------------------
   Basic and diluted loss per share                        $ (0.04)       $ (0.10)      $ (0.13)    $   (0.07)
--------------------------------------------------------------------------------------------------------------

Angelika Film Center LLC ("AFC")
--------------------------------

         At June 30, 2001, the Company owned a 33% interest in AFC. AFC recorded an operating loss for the second quarter of 2001 due to approximately $146,000 of catch-up amortization which was previously not recorded.

Note 3 - Property and Equipment

         The table below sets forth the Company's investment in property and equipment as of the dates indicated (dollars in thousands):

                                                                June 30,      December 31,
                                                                  2001              2000
     --------------------------------------------------------------------------------------
     Land                                                     $   3,824         $   2,598

     Buildings                                                   13,598            14,800

     Leasehold improvements                                      17,216            28,779

     Equipment                                                   22,287            25,397

     Construction-in-progress and property development costs     16,889            16,193
     --------------------------------------------------------------------------------------
                                                                 73,814            87,767

     Accumulated depreciation                                    (6,478)           (7,145)

     Provision for Asset Impairment                             (17,034)          (28,813)
     --------------------------------------------------------------------------------------

                                                              $  50,302         $  51,809
     --------------------------------------------------------------------------------------

         The carrying amount of land includes land associated with operating theater properties, and excludes land which has yet to be developed, which amounts are included in "Property held for development" in the Condensed Consolidated Balance Sheets. The Company's property and equipment and asset impairment reserve decreased as a result of the sale of four domestic cinemas to Citadel in March 2001 (Note 8).


Note 4 - Income Tax

         Income tax expense for the six months ended June 30, 2001 and 2000 includes $75,000 and $50,000, respectively, in current provision for federal and state income taxes, and an accrual of $434,000 and $421,000, respectively, in foreign withholding taxes which are expected to be paid when and if certain intercompany loans are repaid.


Note 5 - Property Held for Sale

Whitehorse Property Group ("WPG")
---------------------------------

         WPG has not yet been successful in selling the shopping center due to the refusal of Burstone, WPG's other joint venture partner, to agree to sell the shopping center at the price currently being offered by a prospective qualified purchaser. On September 28, 2000, WPG was unable to repay the WPG Loan when the same became due. In light of the position taken by Burstone, the Company has (1) commenced an action to recover the Burstone Loan and (2) purchased, for $5,799,000, in March 2001 the WPG Loan. The Company entered into an agreement in principle with a third party to foreclose upon the WPG loan and to sell the Whitehorse Center to that third party. While definitive documentation between the parties is substantially complete, no assurance can be given that such documentation will be entered into or that the transaction contemplated will be closed.

         For the six months ended June 30, 2001, the Company and Burstone funded WPG's negative cash flow on a 50/50 basis and the Company reserved for these advances at 100% in the period the money was advanced. No assurances can be given that Burstone will continue such funding. For the six months ended June 30, 2001, the Company had advanced approximately $36,000 to WPG.


Note 6 - Commitments and Contingencies

Domestic
--------

         The Company's affiliate, Citadel, as the holder of the $7,000,000 of Series A Preferred Stock, has the right to require redemption of such stock during a ninety day period commencing October 15, 2001. In addition, at June 30, 2001, the Company is one quarter in arrears with respect to dividends owed on REI Series A Preferred Stock dividend amounting to $113,750 payable to Citadel but is ten quarters in arrears with respect to dividends owed on the Series B Preferred Stock amounting to $8,937,500 payable to Craig.

         In 1999, the Company entered into a lease of a to-be-constructed theatre in Dallas, known as the Angelika Film Center and Cafe Dallas ("Angelika-Dallas"). On September 22, 2000, the Company assigned that lease to Citadel and has agreed to reimburse Citadel that portion of its investment in the cinemas needed to produce a 20% return on the investment during the second operating year of that cinema provided that, subject to certain exceptions, at June 30, 2001, Citadel's investment in the theater was approximately $899,000 and is not expected to exceed the budgeted $2,300,000.

         The City of Philadelphia (the "City") has asserted that the Company's North Viaduct property requires environmental decontamination and that the Company's share of any such remediation cost will aggregate approximately $3,500,000. The Company presently is in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate. Certain of the subsidiaries of the Company were historically involved in railroad operations, coal mining and manufacturing. Also, certain of these subsidiaries appear in the chain of title of properties which may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in, and may in the future be named in, various actions brought under applicable environmental laws. The Company does not currently believe that its exposure under applicable environmental laws is material in amount.

         The Company's 1996 tax return is under review by the Internal Revenue Service ("IRS"). While the Company believes its reporting position in such period to be reasonable and the IRS has not alleged any deficiencies, no assurances can be made that the Company's tax reporting position will be upheld. Reading has entered into an agreement with the IRS tolling the applicable statues of limitation with respect to those items.

Australia
---------

         The Company has entered into a contract to build an entertainment center in Frankston. However, in light of its determination to develop a cinema as a part of the existing regional shopping center at Frankston, the Company has determined not to proceed with this development. The extent of the

Company's exposure to the other contracting party if it fails to construct that entertainment center is uncertain. However, the Company believes that its exposure for damage is not material. While the Company continues to own developable property at a number of locations in Australia, there are no other development commitments in Australia at this time.

New Zealand
-----------

         In December 2000, Reading New Zealand entered into a loan agreement with a major New Zealand bank for borrowings of NZ$30,400,000 for the purpose of the construction of its Wellington entertainment center development and for the refinancing of the loan used to acquire the Wellington site. The loan is secured by a mortgage over the Wellington properties and pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project. The loan is due and payable in March 2005. On July 18 2001, Reading New Zealand entered into an agreement pertaining to the borrowing of an additional NZ$4,135,000 to be used it to fit-out the cinema being constructed as a part of the Wellington entertainment center.


Note 7 - Comprehensive Income

         The following sets forth the Company's Comprehensive income or loss for the periods shown (dollars in thousands):

                                                 Three Months             Six Months
                                                Ended June 30,          Ended June 30,
                                             2001          2000        2001      2000
    ------------------------------------------------------------------------------------
     Net loss                              $ (1,797)   $   (694)   $ (3,289)   $ (2,900)
     Other comprehensive income (loss)
       From foreign currency translation      2,134      (1,611)     (5,404)     (7,129)
     Other comprehensive income (loss)
       from equity investment in Citadel        (29)        (67)         19         (94)
    ------------------------------------------------------------------------------------
    Comprehensive income (loss)            $    308    $ (2,372)   $ (8,674)    (10,123)
    ------------------------------------------------------------------------------------

         As a result of the Company's equity investment in Citadel, the Company recorded 21.35% and 31.70% of other comprehensive income (loss) recorded by Citadel for the six months ended June 30, 2001 and 2000, respectively. Citadel's other comprehensive income (loss) is comprised of unrealized gain/(loss) on available-for-sale securities.


Note 8 - Purchase and Sale of Assets

Australia
---------

         On May 17, 2001, Reading Australia purchased the real property and operating rights to the Maitland Cinema complex located in New South Wales, Australia, for approximately $1,700,000.

Domestic
--------

         On March 8, 2001, the Company sold to Citadel the Company's leasehold interests in four domestic cinemas for a note receivable from Citadel in the amount of $1,706,000, its approximate book basis (net of its asset impairment reserve relating to these cinemas totaling approximately $11,779,000). In addition, Citadel has assumed the liabilities of these cinemas and the Company, in exchange, has agreed to reimburse Citadel approximately $1,115,000 representing the difference between the liabilities assumed and the amount of inventory, prepaid expenses and other current assets on the balance sheet as of the closing date. At June 30, 2001, this amount is included in the Condensed Consolidated Balance Sheet as "Amounts receivable".

New Zealand:
-----------

         On May 1, 2001, Reading New Zealand sold a fifteen-acre site in a suburb of Auckland ("Takanini") for approximately $2,397,000 (NZ$5,669,000), net of disposal costs.


Note 9 - Segment Information

         The following sets forth certain information concerning the Company's two segments, real estate development and cinema operations, for the three and six months ended June 30 (dollars in thousands):
                                                      Corporate
                          Real Estate     Cinema         and
                          Development   Operations   Eliminations   Consolidated
--------------------------------------------------------------------------------
 Three months:
 2001
--------------------------------------------------------------------------------
 Revenues                  $    149    $  8,710       $     91    $  8,950
 Operating (Loss) income       (505)       (135)          (678)     (1,318)

 2000
--------------------------------------------------------------------------------
 Revenues                  $    138    $ 10,762       $     61    $ 10,961
 Operating (Loss) income     (3,194)        667         (1,023)     (3,550)

 Six months:
 2001
--------------------------------------------------------------------------------
 Revenues                  $    283    $ 18,916        $   144    $ 19,343
 Operating (Loss) income     (1,300)        103         (1,225)     (2,422)

 2000
--------------------------------------------------------------------------------
 Revenues                  $    277    $ 21,794        $   111    $ 22,182
 Operating (Loss) income     (3,831)        668         (2,244)     (5,407)

Note 10 - Proposed Consolidation of the Companies

         On July 17 and 18, 2001, the Boards of Directors of each of REI, Craig Corp and CHC considered management's proposal to consolidate Reading, Craig and Citadel into a single public company, determined that it would be in the best interests of their respective companies and shareholders to consummate such a consolidation transaction and authorized and directed management to execute and deliver an agreement in principle ("the Agreement") setting out the fundamental terms of such an agreement. The Agreement was executed and delivered by the parties on July 18, 2001 and filed a report on Form 8-K with the Commission on July 19, 2001.

         Under the terms of the Agreement, upon the closing of the merger, each holder of Reading common stock will receive 1.25 shares of CHC Class A Nonvoting common stock for each share of REI common stock and that each holder of Craig Corp common stock and Craig Corp common preference will receive 1.17 shares of CHC Class A Nonvoting common stock for each share of the Craig Corp common or common preference stock. Holders of CHC Class A Nonvoting common stock and CHC Class B Voting common stock will hold the same shares immediately after the consolidation as they did immediately prior to the consolidation since CHC will be the survivor in the transaction.

         Consummation of the consolidation is subject to the satisfaction of certain conditions, including the receipt of the requisite stockholder approvals and the execution and delivery of a definitive merger agreement. However, in the Agreement, the holders of 49% of the outstanding voting power of CHC and of a majority of the outstanding voting power of REI and Craig Corp have agreed to vote in favor of the transaction. The Company is currently preparing to present the consolidation plan to the shareholders for approval at a special meeting of stockholders scheduled to be held on October 24, 2001. Although no assurances can be given, the management expects that the transaction will close promptly following that special meeting. Upon the effectiveness of the merger, the Company's common stock will then be delisted from the NASDAQ exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Reading Entertainment, Inc. ("REI" and collectively with its consolidated subsidiaries and corporate predecessors, "Reading" or the "Company") is principally engaged in the business of developing, owning and operating multiplex theaters in Australia, New Zealand and Puerto Rico, and in developing and eventually operating theater based entertainment centers in Australia and New Zealand. Prior to March 2001, the Company was also engaged in the business of developing, owning and operating cinemas in the United States. In transactions in April and September 2000 and March 2001, the Company conveyed to Citadel Holdings Corporation ("Citadel") all of its domestic cinema interests other than a 33.3% passive membership interest in Angelika Film Center LLC ("AFC").

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

                                   Australia/
                                  New Zealand    Puerto Rico     Domestic       Total
         ------------------------------------------------------------------------------
          June 30, 1999                35            44             46           125

          June 30, 2000                84            56             28           168

          June 30, 2001               106            52             --           158

         In the preceding table, (1) the increase in the number of cinema screens in Australia and New Zealand is comprised of newly-constructed or acquired multiplexes except for Maitland and Elsternwick cinemas; (2) the increase in the number of cinema screens in Puerto Rico from 1999 is represented by a newly-constructed, 12-screen multiplex that opened in December 1999 offset by the closure of Cayez, a 4-screen cinema, in January 2001 and (3) the decrease in the number of domestic screens was a result of the deconsolidation of AFC (6 screens) in April 2000 following the sale of a 50% interest to National Auto Credit, Inc. ("NAC"), closure of an 8-screen cinema in June 2000, and the sale of four cinemas with 28-screens to Citadel in March 2001.

Results of Operations

         The following tables and narrative set forth and discuss the results of operations for the three months and six months ended June 30, 2001 ("2001 Quarter" and "2001 Six Months", respectively) as compared to the three and six months ended June 30, 2000 ("2000 Quarter" and "2000 Six Months", respectively). In the tables below, (1) revenues consist of admissions, concessions, advertising and real estate rental income; (2) operating costs consist of costs directly attributable to the theater or real estate operations, (3) operating expenses consist of depreciation, amortization and general and administrative expenses; and (4) non-operating expenses include all other expenses and revenues. The revenues and expenses generated by the Company's Australian and New Zealand operations have been translated at the average exchange rates for each period presented and all intercompany transactions have been eliminated (dollars in thousands).

Three Months Ended June 30
--------------------------

                                                 AUS/NZ       Puerto Rico      Domestic
2001 Quarter                                    Theaters       Theaters        Theaters       Corporate        Total
------------------------------------------------------------------------------------------------------------------------
Revenues                                         $ 5,481        $ 3,377       $     --          $   92           $8,950
Operating costs                                    4,732          3,242             --             200            8,174
Operating expenses                                 1,286            250             --             818            2,354
Non-operating expenses                              (176)            (9)            --              88              (97)
------------------------------------------------------------------------------------------------------------------------
Loss before minority interest and income tax      $ (361)        $ (106)      $     --        $ (1,014)         $(1,481)
------------------------------------------------------------------------------------------------------------------------
                                                 AUS/NZ       Puerto Rico      Domestic
2000 Quarter                                    Theaters       Theaters        Theaters       Corporate        Total
------------------------------------------------------------------------------------------------------------------------
Revenues                                         $ 4,949        $ 3,917        $ 2,027          $   68         $ 10,961
Operating costs                                    3,800          3,580          2,072              --            9,452
Operating expenses                                 3,336            196            234           1,293            5,059
Non-operating expenses                               (58)           135             35          (3,246)          (3,134)
-----------------------------------------------------------------------------------------------------------------------
(Loss) earnings before minority
interest and income tax                         $ (2,129)         $   6         $ (314)        $ 2,021         $   (416)
------------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30
------------------------

                                                 AUS/NZ       Puerto Rico      Domestic
2001 Six Months                                 Theaters       Theaters        Theaters       Corporate        Total
------------------------------------------------------------------------------------------------------------------------
Revenues                                         $11,323        $ 6,225        $ 1,651          $  144          $19,343
Operating costs                                    8,719          6,504          1,527             200           16,950
Operating expenses                                 2,767            526             50           1,732            5,075
Non-operating expenses                               (22)            --             (6)             50               22
------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before minority interest
and income tax                                   $  (141)       $  (805)      $     80         $(1,838)         $(2,704)
------------------------------------------------------------------------------------------------------------------------
                                                 AUS/NZ       Puerto Rico      Domestic
2000 Six Months                                 Theaters       Theaters        Theaters       Corporate        Total
------------------------------------------------------------------------------------------------------------------------
Revenues                                         $ 9,443        $ 7,120        $ 5,499         $   120         $ 22,182
Operating costs                                    7,456          6,717          5,033              --           19,206
Operating expenses                                 4,714            441            664           2,564            8,383
Non-operating expenses                                 4            135             13          (3,222)          (3,070)
------------------------------------------------------------------------------------------------------------------------
(Loss) earnings before minority
interest and income tax                          $(2,731)       $  (173)       $  (211)         $  778         $ (2,337)
------------------------------------------------------------------------------------------------------------------------

Revenues

         The fluctuations noted in theater revenues generally resulted from a corresponding increase or decrease in the number of screens in operation during the 2001 Quarter and 2001 Six months as compared with the 2000 Quarter and 2000 Six Months. The increase/decrease in revenues was due to the following:

  . A $532,000 and $1,880,000 increase in Australian/New Zealand theater revenues for the 2001 Quarter and the 2001 Six Months, respectively, is mostly attributed to the 22 new screens that have opened or acquired since June 30, 2000.

  . A $540,000 and $895,000 decrease in Puerto Rico's theater revenues for the 2001 Quarter and the 2001 Six Months, respectively, is due to (1) the closure of a 4-screen cinema in January 2001 and (2) increased competition, especially in the Plaza Las Americas in San Juan.

  . A $2,027,000 decrease in domestic theater revenue for the 2001 Quarter is due to the sale of the remaining four domestic cinemas to Citadel in March 2001. As a result of the sale, the Company had no domestic cinema operation for the three months ended June 30, 2001. A $3,848,000 decrease in domestic theater revenues for the 2001 Six Months is due to (1) the decrease from the deconsolidation of AFC following the sale of 50% membership interest to NAC on April 5, 2000, (2) the decrease in domestic theater revenues due to the closure of a 8-screen cinema in June 2000, and (3) the sale to Citadel as mentioned before.

Operating costs

     Operating costs include costs associated with the day-to-day management of the theater operations. Significant components of the operating costs such as film rent payable, concession costs, and employee costs fluctuate in line with the revenues and accordingly, decreased in the 2001 Quarter and 2001 Six Months due to the following:

  . Australia/New Zealand operating costs increased approximately $932,000 and $1,263,000 in the 2001 Quarter and 2001 Six Months, respectively. This increase is due to 22 additional screens that opened or were acquired since June 30, 2000.

  . Puerto Rico's operating costs decreased $338,000 and $213,000 in the 2001 Quarter and the 2001 Six Months, respectively, due to (1) the closure of a 4-screen cinema in January 2001 and (2) decrease in box office revenue as discussed above.

  . The $2,072,000 and $3,506,000 decrease in the 2001 Quarter and 2001 Six Months domestic operating costs, respectively, is attributable to (1) deconsolidation of AFC, (2) the closure of an 8-screen theater in 2000 as discussed above, and (3) to the sale of the theater in 2000 as discussed above.

Operating expenses

     Operating expenses include depreciation, amortization and general and administrative expenses. The items below represent the more significant contributors to changes in the operating expenses in the 2001 Quarter and 2001 Six Months:

  . Australia/New Zealand operating expenses decreased $2,050,000 and $1,947,000 in the 2001 Quarter and the 2001 Six Months, respectively, primarily due to the $1,725,000 impairment loss taken in the 2000 Six Months to write down the Company's basis in the Whitehorse property assets.

  . The $234,000 and $614,000 decrease in the Domestic theaters' operating expenses in the 2001 Quarter and the 2001 Six Months, respectively, was primarily due to (1) the decrease in depreciation expense following the AFC deconsolidation in April 2000 and (2) the decrease in deprecation expense as a result of the impairment loss taken on the domestic cinemas assets held for sale at December 2000.

  . Corporate operating expenses decreased $475,000 and $832,000 in the 2001 Quarter and the 2001 Six Months, respectively, as a result of the Company's consolidation of its corporate functions with Craig Corporation and Citadel under a management sharing arrangement, which is discussed in greater detail in the Company's report on Form 10-K for the year ended December 31, 2000. The decrease in general and administrative expenses from the 2000 Quarter and 2000 Six Months is due to decreased allocation of costs from Craig reflecting the Company's lessened need for general and administrative support following the sale of its cinemas and theater operations.


Non-operating expenses

     The Company's non-operating expenses are comprised of interest and dividend income, equity in earnings/loss of unconsolidated entities, interest expense, and miscellaneous other income or expense. Corporate interest and dividend income and other income are presented net of intercompany transactions with the Puerto Rico and Australia/New Zealand subsidiaries. Non-operating expenses, in total, increased $3,334,000 and $3,272,000 in the 2001 Quarter and the 2001 Six Months, respectively, as the prior year's non-operating expenses were offset with the $3,555,000 of non-recurring gain realized on the exchange of the AFC interest.

Liquidity and Capital Resources


     Since December 31, 1998, the Company's cash and cash equivalents have decreased from approximately $58,593,000, to approximately $2,605,000 at June 30, 2001. During this period the Company has utilized its available liquidity to
(1) acquire land in Australia and New Zealand for the purpose of constructing state-of-the-art cinemas, or entertainment centers, thereon; (2) construction of state-of-the-art cinemas and entertainment centers in Australia and New Zealand,
(3) fit out newly-constructed cinema space in Australia, with respect to which the Company is a tenant under long-term leases; (4) to acquire the real estate, equipment and operations constituting two existing cinemas in Australia; (5) to acquire a 50% interest in a cinema joint venture in New Zealand and (6) construct state-of-the-art cinemas on leased land in the United States (one location) and in Puerto Rico (one location). Each of the cinemas and entertainment centers constructed or acquired since 1998 have been financed predominantly with the Company's liquidity, except for the fitout of two leased cinemas and a portion of the construction costs of two entertainment centers in Australia and the construction of the Company's Wellington entertainment center project in New Zealand. During this period, in addition to its investments in now-operating cinemas, at June 30, 2001, the Company had a recorded investment of $25,131,000 (at current exchange rates) in various land parcels, located in Australia and New Zealand, each of which is intended for future development. Each of these investments in undeveloped land has also been financed with the Company's liquidity.

     During Fiscal 2000, based on the Company's limited resources, the Company determined that it would concentrate its available resources on developing and operating its Australian and New Zealand cinema circuits. Concurrently, the Company decided that it would exit out of the domestic cinema market. Through a serious of transactions in April and September 2000 and March 2001, the Company has divested all of its domestic cinema assets except for a passive 33% membership interest in the Angelika Film Center ("AFC") at June 30, 2001. In addition, the Company is looking to exit out of Puerto Rico if a suitable buyer can be found for its cinemas. No assurances can be given that any such buyer will be found. No assurances can be given that such buyer will be found.

         The Company has various commitments which, in the aggregate, exceed its current liquidity. As discussed in greater detail in the Company report on Form 10-K for the year ended December 31, 2000, the Company received approximately $14,702,000 in cash from its sale of its investment in NAC common stock to NAC in November and December 2000. A significant portion of the cash proceeds from the sale of the NAC stock have been used to (1) acquire the bank loan on the Whitehorse property as described in Note 5 to the Quarterly financial statements and (2) acquire the Maitland cinema property in Australia as described in Note 8 to the Quarterly financial statements and (3) to fund the Companies continuing negative cash flow from operations of approximately $3,630,000 over the first two quarters of 2001. The Company expects to fully recover the loan amount upon sale of the Whitehorse property. The Company is currently endeavoring to finance a portion of the purchase price of the Maitland cinemas complex. No assurances can be given that management will be successful in obtaining the financing for the Maitland property on commercially reasonable or acceptable terms, or that the Company may be able to sell the Whitehorse property.

         In addition to this cash infusion from the NAC transaction, the Company has obtained a line-of-credit with a major bank which provides for borrowings of up to AUS$30,000,000 ("Australian Line of Credit"). The Australian Line of Credit is secured by a pledge of substantially all of Reading Australia's assets and requires Reading Australia to maintain various financial covenants, restricts dividends and limits additional borrowings. At June 30, 2001, Reading Australia had approximately AUS$2,175,000 (approximately $1,109,000 at June 30, 2001 exchange rate) available under its line of credit. Also, Reading New Zealand entered into a loan agreement with a major New Zealand bank for borrowings up to NZ$30,400,000. On July 18, 2001, the Company entered into an agreement with a New Zealand bank to increase the loan facility by the lesser of the NZ$4,135,000 or 75% of the fit-out costs. The loan is secured by a mortgage over the Wellington properties and a pledge of the assets of Reading New Zealand and its subsidiaries associated with the Wellington project. While no assurances can be given, the Company believes that it will be able to complete its development commitments for the year 2001 with funds from the Australian and New Zealand credit facilities and cash flow generated from operations. These development commitments mostly consist of the Company's build-out of certain tenant improvements in Auburn and Perth, Australia. Frankston build out will continue until mid 2002. The Australian Line of Credit, which had an original maturity date of December 2000, has been extended to December 2001. The bank is currently reviewing this loan and has orally advised the Company of its intention to approve an extension of that facility through to December 31, 2002. No assurance can be given that the extension will be granted. At June 30, 2001, the Company was in compliance with all bank covenants.

         With respect to its obligations of the Company under its Series A and Series B Preferred Stock, the Company currently anticipates that its liabilities with respect to these securities will be resolved by the contemplated consolidation of the Company with Citadel and Craig.

         The Company's management expects the Company's general and administrative expense to decrease in the third and fourth quarters of 2001, assuming consummation of the consolidation of the three companies.
Taking into account all of the duplicated costs associated with maintaining three separate public companies - having three sets of board of directors, filing three sets of quarterly and annual reports, incurring costs for three annual shareholders' meetings, etc. - the Company's management expects to decrease the total general and administrative expense by approximately $1,000,000 annually across the three companies once the consolidation is complete. Although no assurances can be given, the management expects that the transaction will close in the fourth quarter of 2001 and the Company's common and common preference stock will then be delisted from the New York Stock Exchange.

         The City of Philadelphia (the "City") has asserted that the Company's North Viaduct property requires environmental decontamination and that the Company's share of any such remediation cost will aggregate approximately $3,500,000. The Company presently is in discussions with the City involving a possible conveyance of the property and believes that reserves related to the North Viaduct are adequate. Certain of the subsidiaries of the Company were historically involved in railroad operations, coal mining and manufacturing. Also, certain of these subsidiaries appear in the chain of title of properties which may suffer from pollution. Accordingly, certain of these subsidiaries have, from time to time, been named in and may in the future be named in various actions brought under applicable environmental laws. The Company does not currently believe that its exposure under applicable environmental laws is material in amount.

         The Company's 1996 tax return is under review by the Internal Revenue Service (the "IRS"). While the Company believes its reporting position in such period to be reasonable and the Service has not alleged any deficiencies, no assurances can be made that the Company's tax reporting position will be upheld. The Company has entered into an agreement with the IRS tolling the statute if limitations with respect to such returns.


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

         The results contemplated by the Company's forward-looking statements are subject to certain risks, trends, and uncertainties that could cause actual results to vary materially from anticipated results, including without limitation, delays in obtaining leases and permits for new multiplex locations, construction risks and delays, the lack of strong film product, the impact of competition, market and other risks associated with the Company's investment activities, consummation of the proposed consolidation plan with Craig Corporation and Citadel, and other factors described herein.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         The financial performance and results of operations of the Company may be affected by changes in interest rates and currency exchange rates.

         Approximately 44% and 12% of the Company's assets were invested in assets denominated in Australian dollars (Reading Australia) and New Zealand dollars (Reading New Zealand), respectively, at June 30, 2001 compared to 41% and 7% at December 31, 2000. At June 30, 2001, $1,880,000 and $328,000 of the
Company's $2,605,000 in cash and cash equivalents was invested in Australian and New Zealand dollars compared to $2,852,000 and $101,000 of the $16,446,000 in cash and cash equivalents at December 31, 2000. The Company has secured bank borrowings for developments planned for 2001. Such borrowings are originated in the local currencies. Unless the Company elects to hedge its foreign exchange exposure, approximately 57% of the Company's assets (based upon the amount at June 30, 2001) will continue to be invested in assets subject to exchange fluctuations between the U.S. and Australian and New Zealand dollars. At December 31, 2000 approximately 47% of the Company's assets were invested in assets subject to currency fluctuations. The Company has no current plan to hedge such exposure.

         During the six months ended June 30, 2001, the Company recognized an unrealized foreign currency translation loss of approximately $5,404,000 (included as a component of comprehensive loss in the Consolidated Statement of Shareholders' Equity contained elsewhere herein) compared to an unrealized loss of approximately $7,129,000 during the same period in 2000. The unrealized loss recorded during the six months ended June 30, 2001 and 2000 related to the decrease in the value of the Australian and New Zealand dollars relative to the U.S dollars. The exchanges rates of the U.S dollar per Australian dollar were $0.5100 and $0.5560 at June 30, 2001 and December 31, 2000, respectively, and the exchange rates of the U.S dollar per New Zealand dollar were $0.4047 and $0.4423 at June 30, 2001 and December 31, 2000, respectively.

         In September 2000, Reading Australia opened the cinema portion of its Auburn development and opened another development in 2001. As more of the Company's cinemas exhibition business becomes concentrated in Australia and New Zealand in 2001, and as a result of the Company's sale of its domestic cinema operations in March 2001, the Company's income from operations may be significantly affected by foreign currency exchange rate fluctuations.

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

Item 6 - Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  None.

            (b)   Reports on Form 8-K.

                  Form 8-K dated July 19, 2001 reporting that Citadel Holding Corporation, Craig Corporation and Reading Entertainment, Inc. entered into an Agreement in Principle to consolidate the three companies was filed with the SEC and incorporated herein by reference.

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


                    READING ENTERTAINMENT, INC. REGISTRANT
                    --------------------------------------


Date:     August 14, 2001           By:  /s/ James J. Cotter
                                         -------------------------------
                                         James J. Cotter
                                         Chief Executive Officer


Date:     August 14, 2001           By:  /s/ Robert F. Smerling
                                         ------------------------------
                                         Robert F. Smerling
                                         President


Date:     August 14, 2001           By:  /s/ Andrzej Matyczynski
                                         ------------------------------
                                         Andrzej Matyczynski
                                         Chief Financial Officer